Form 10QSB
period 1999-03-31
HOME WEB INC
filed 1999-05-18
CIK 1040227

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)


   X              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
   -              SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended March 31, 1999

---------         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _______

Commission file number: 001-14889


                                 HOME.WEB, INC.
                                 --------------
             (exact name of registrant as specified in its charter)


NEVADA                                                       77-0454933
------                                                       ----------
(State or other                                              (IRS Employer
jurisdiction of                                              Identification No.)
incorporation  or
organization)

380 Foam Street, Suite 210, Monterey, California             93940
------------------------------------------------             -----
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (831) 375-6209
                                                             --------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes X No

The number of shares of the Registrant's Common Stock, $0.001 par value, as of March 31st, 1999: 27,147,000.
                  ----------

                                 HOME.WEB, INC.
                    FORM 10-QSB, QUARTER ENDED March 31, 1999

INDEX

                          PART I FINANCIAL INFORMATION
                          ----------------------------

ITEM 1   FINANCIAL STATEMENTS

Accountant's Review Report                                                  F-2

Balance Sheet, March 31, 1999                                               F-3

Statement of Operations, Three months
         Ending March 31, 1999                                              F-4

Statement of Retained Earnings
         March 31, 1999                                                     F-5

Statement of Cash Flows,
         March 31, 1999                                                     F-6

Summary of Significant Accounting Policies                                  F-7

Notes to Financial Statements                                               F-8

Item 2    Management's Discussion and Analysis or Plan of Operations

PART II   OTHER INFORMATION

Item 1    Legal Proceedings . .. . . . . . . . . . . . . . . . . . . . . . .  12

Item 2    Changes in Securities . . . . . . . . . . . . .. . . . . . . . . .  12

Item 3    Defaults Upon Senior Securities . . . . . . . . . .. . . . . . . .  12

Item 4    Submission of Matters to a Vote of Security Holders  . .. . . . ..  13

Item 5    Other Information . . . . . . . . . . . . . . . . . . . . . . . .   13

Item 6    Exhibits and Reports on Form 8-K  . . . . . . . .. . . . . . . . . .13

          Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . .13

Item 1            FINANCIAL STATEMENTS

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)

                          Index to Financial Statements

                                                                          Page

Accountant's Review Report                                                  F-2
Balance Sheet, March 31, 1999                                               F-3
Statement of Operations, Three month
   Ending March 31, 1999                                                    F-4
Statement of Retained Earnings
   March 31, 1999                                                           F-5
Statement of Cash Flows,
   March 31, 1999                                                           F-6

Summary of Significant Accounting Policies                                  F-7

Notes to Financial Statements                                               F-8

HAWKINS ACCOUNTING
--------------------------------------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANT                   341 MAIN STREET 0 SALINAS CA 93901
                                             (831) 758-1694 0 FAX (831) 758-1699


To the Board of Directors and Shareholders
Home Web, Incorporated
Monterey, California

I have reviewed the accompanying balance sheet of Home Web, Incorporated as of March 31, 1999, and the related statements of income and retained earnings and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Home Web, Incorporated.

A review consists principally of inquires of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

                                                       /s/

April 1, 1999

                             HOME WEB, INCORPORATED
                             ----------------------
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 1999


ASSETS
Current Assets
         Cash in bank-First National                             $      82
         Accounts receivable                                         1,450
                                                                     -----
                  Total Current Assets                               1,532
Equipment
         Coolers and equipment                                      40,308
         Office equipment                                            9,841
                                                                     -----
                                                                    50,149
         Accumulated depreciation                                   (6,606)
                                                                    -------
                  Total Equipment                                   43,543
Other assets
         Organizational expenses                                    37,392
         Business start up                                           5,876
         Trade name                                                 11,000
                                                                    ------
                                                                    54,268
         Accumulated amortization                                   (7,226)
                                                                    -------
                  Total Other Assets                                47,042
                                                                    ------
                  TOTAL ASSETS                                   $  92,117
                                                                    ------
LIABILITIES AND CAPITAL
Current liabilities
         Accounts payable                                       $   13,452
         California Franchise Tax                                    1,600
         Loan from affiliate                                           100
                                                                      ----
                  Total Current Liabilities                         15,152
                  TOTAL LIABILITIES                                 15,152
         Common stock                                              120,000
         Retained earning                                          (43.035)
                                                                    -------
                  TOTAL CAPITAL                                     76,965
                                                                    -------
                  TOTAL LIABILITIES AND CAPITAL                 $   92,117
                                                                    -------

                 See accompanying notes and accountant's report

                             HOME WEB, INCORPORATED
                             ----------------------
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                   For the three months ending March 31, 1999


Revenue
         Sales                                                 $      528
Cost of sales                                                         523
                                                                    -----
Gross margin                                                            5
Expenses
         Amortization                                               1,515
         Bank charges                                                  40
         Depreciation                                               1,321
         Office supplies                                               80
         Professional fees                                            500
                                                                    -----
                  Total expenses                                    3,456
                  (Loss) from operations                           (3,451)
                                                                  -------
Other expenses
         State corporate tax expense                                  800
                                                                    -----

           Net loss                                            $   (4,251)
                                                                  -------

                 See accompanying notes and accountant's report

                             HOME WEB, INCORPORATED
                             ----------------------
                          (A Development Stage Company)
                         STATEMENT OF RETAINED EARNINGS
                                 March 31, 1999



Beginning retained earning                                           $ (38,784)
(Loss) for the three month period ending March 31, 1999                 (4,251)
Balance as of March 31, 1999                                         $ (43,035)

                 See accompanying notes and accountant's report

                             HOME WEB, INCORPORATED
                             ----------------------
                          (A Development Stage Company)
                     STATEMENT OF CASH FLOWS-INDIRECT METHOD
                    For the three months ending March 31,1999



Net income (loss)                                                  $    (4,251)
Adjustment to reconcile net income to net cash
         provided by operating activities
         Depreciation and amortization                                   2,836
         Increase in accounts payable and other current liabilities     14,352
                                                                        ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               12,937
INVESTING ACTIVITIES
         Increase in other assets                                       12,952
                                                                        ------
NET CASH USED IN INVESTING ACTIVITIES                                   12,952
FINANCING ACTIVITIES                                                         0
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (15)
Cash and cash equivalents at beginning of the year                          97
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $      82
                                                                        ------

                 See accompanying notes and accountant's report

                             HOME WEB, INCORPORATED
                             ----------------------
                          (A DEVELOPMENT STAGE COMPANY)

                   Summary of Significant Accounting Policies
                                 March 31, 1999


Development Stage Comany
------------------------
Home Web, Inc.(the "Company") is in the development stage in accordance with Statement of Financial Accounting Standards (SFAS) No.7.

Use of estimates
----------------
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

Cash equivalents
----------------
For the purpose of the statement of cash flows, the company considers all highly liquid debt instruments purchased with the original maturity of three months or less to be cash equivalents.

Organization and Business Start Up and Amortization
---------------------------------------------------
Organization  costs and start up costs are  recorded  at cost.  Amortization  is
calculated  by  the  straight-line   method  over  a  period  of  sixty  months.
Amortization for the three months ending March 31, 1999 was $1,515.

Income Taxes
------------
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settle. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Common Stock
------------
Common stock is at .05 par value with 50,000,000 shares authorized, 27,147,000 outstanding as of March 31, 1999.

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)

                          Notes to Financial Statements
                                 March 31, 1999

Note A: Background
        -----------
     The Company was incorporated under the laws of the State of Nevada on September 15, 1995. The principal activities of the Company, from the beginning of the development stage, have been organizational matters and the sale of stock. The Company was formed to sell retail gourmet and specialty cheese on the Internet. During the three months ending March 31, 1999 the Company had sales and incurred expenses against those sales, but the activity was immaterial for the purposes of SFAS No. 7.

Note B: Related Party Transactions
        --------------------------
     There were no material related party transaction during the three months period ending March 31, 1999.

Note C: Sales commitments
        -----------------
     During the period ending March 31, 1999 the Company entered into an agreement with an unrelated third party to sell goods to that party for a one percent markup. There was only one transaction of this nature during the period ended.

Note D: Income Taxes
        ------------
     The benefit for income taxes from operations consisted of the following components: current tax benefit of $638, resulting from a net loss before income taxes, and deferred tax expenses of $638 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2014.

     The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

Note E: Going Concern
        -------------
     As of March 31, 1999, the Company had net operating losses since inception and negative cash flows from operating activities which raise substantial doubt about its ability to continue as a going concern.

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)

                          Notes to Financial Statements
                                 March 31, 1999

Note E: Going Concern (con't)
        --------------------
     The Company is in the process of raising initial working capital through a public offering of its common stock, which is expected to provide liquidity until operations become profitable. The Company's ability to continue as a going concern is dependent upon successful public offering and ultimately achieving profitable operations. There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note F: Property, equipment and depreciation
        ------------------------------------
     Property and equipment are recorded at cost. Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     Depreciation expense for the three months ended was $1,312.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which would, could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward- looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-K, 10Q and 8-K filed with the Securities and Exchange Commission.

Overview
--------

         Home Web plans to penetrate the gourmet/specialty foods market and to maximize sales by wholesaling products to gourmet food stores, small grocery chain stores and hotels. The product is currently sold through California Season's company-owned retail stores, catalog and direct mail order, as well as business and corporate sales programs.

         The gourmet and specialty food industry has a history of growth. The national revenue for the gourmet and specialty food industry exceeds thirty-three billion dollars. Home Web is taking advantage of this market by wholesaling and distributing varieties of handmade Monterey Jack Cheese.

         The Company selected Monterey, California as its location because it was the original home of Monterey Jack cheese. David Jacks of Monterey first produced and marketed Monterey Jack cheese in 1882. This cheese is the only native California cheese and one of only two cheeses native to the United States. The Monterey Cheese Company is the only company offering handmade Monterey Jack cheese made in Monterey, California.

         The Company outsources the production of its cheese products to Sonoma Cheese Factory ("Sonoma"). Sonoma is one of the oldest hand-rolled cheese processing plants in California and is one of only two such plants still in existence. Due to the quality of the cheeses produced by Sonoma and the fact that it is difficult to duplicate hand-rolled cheeses, the Company will continue to outsource its products for the foreseeable future. There is no written agreement between Sonoma and the Company; instead, the Company purchases the product from Sonoma on a cash-on-delivery basis. Sonoma ships the cheese without labels, which the Company puts on upon delivery.

Product
-------


         Home Web, under the label "Monterey Jack Cheese," currently offers twelve varieties of creamy, handmade cheeses in three pound wheels, one pound wheels, nine ounce wedges and three ounce wedges. The varieties of cheese include hand-rolled, original Monterey Jack, Dry Jack, Caraway, Pesto, Hot Pepper Jack, Habanero Jack, Garlic Jack, Lite Jack, Cheddar, Chili Cheddar, Vidalia Onion Jack and Teleme.

         The Company's own research has shown that there is a niche demand for its products because the cheeses are from Monterey and are of handmade quality. The cheeses have been market-tested by the Company indicating consumer acceptance. Current vendors offering these cheeses to the public include the California Seasons chain of three retail stores, the California Seasons' catalog, several luxury hotels in the Monterey and Big Sur area, a number of Monterey convention groups, a distributor in Idaho, a chain of five upscale gourmet food markets in the Los Angeles area, the Monterey Peninsula Airport Gift Shop, a Carmel Valley, California store and several more retail stores.

Results of Operations
---------------------

The Company had revenues of $528 for the three-month period ending March 31, 1999 compared to $0 for the three-month period ending March 31, 1998. To date, the Company has not relied on any revenues for funding its activities and it does not expect to receive significant revenues from operation in the immediate future.

For the three-month period ending March 31,1999, the Company's general and administrative expenses increased to $3,456 compared to $0 for the corresponding period in 1998. The 1999 amount increase is due to the commencement of operations.

The Company's net loss was $4,251, for the first quarter of 1999 compared to a net loss of $0 for the corresponding period in 1998. This increase was primarily due to the commencement of operations.

Liquidity and Capital Resources
-------------------------------

As of March 31, 1999, the Company's cash balance was $82, compared to $0 as of March 31, 1998.

The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to sell sufficient quantities of its products to become profitable and the Company's ability to compete against other better capitalized corporations who offer alternative or similar products.

Due to the "start up" nature of the Company's business, the Company expects to incur losses as it expands its business. While the Company has enough cash to fund its early stage expansion plans, the Company may choose to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. Even if the Company does not have an immediate need for additional cash, it may seek access to the public equity markets if and when conditions are favorable. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

                          PART II -- OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

None

ITEM 2    CHANGES IN SECURITIES

None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6    OTHER INFORMATION

None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

None

                                 SIGNATURE PAGE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                 HOME.WEB, INC.

                                                                /S/ Dennis Davis
                                                       -------------------------
                                                                    Dennis Davis
                                                                       President

Dated: May 17, 1999