Form 10QSB/A
period 1999-03-31
HOME WEB INC
filed 1999-06-14
CIK 1040227

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

Commission file number: 001-14889


                                 HOME.WEB, INC.
                                 --------------
             (exact name of registrant as specified in its charter)


NEVADA                                                       77-0454933
------                                                       ----------
(State or other                                              (IRS Employer
jurisdiction of                                              Identification No.)
incorporation  or
organization)

380 Foam Street, Suite 210, Monterey, California             93940
------------------------------------------------             -----
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (831) 375-6209
                                                             --------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the
past 90 days. Yes X    No
                  -       --

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

          Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . .13

                             HOME WEB, INCORPORATED
                             ----------------------
                          (A Development Stage Company)

                          Index to Financial Statements

                                                                            Page

Accountant's Review Report                                                     2

Balance Sheet, March 31, 1999                                                  3

Statement of Operations, Three months
   Ending Match 31, 1999                                                       4

Statement of Retained Earnings
   March 31, 1999                                                              5

Statement of Cash Flows,
   March 31, 1999                                                              6

Summary of Significant Accounting Policies                                     7

Notes to Financial Statements                                                  8

HAWKINS ACCOUNTING
CERTIFIED PUBLIC ACCOUNTANT                     341 MAIN STREET SALINAS CA 93901
                                               (831) 758-1694 FAX (831) 758-1699

To the Board of Directors and Shareholders
Home Web, Incorporated
Monterey, California

I have reviewed the accompanying balance sheet of Home Web, Incorporated as of March 31, 1999, and the related statements of income and retained earnings and cash flows for the three months then ended March 31, 1999 and March 31, 1998, in accordance with Statements on Standards for Accounting and review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Home Web, Incorporated.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


                                   /s/ Hawkins Accounting


Reissued June 4, 1999
April 1, 1999

                             HOME WEB, INCORPORATED
                             ----------------------
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 1999

ASSETS

Current Assets
     Cash in bank-First National                                   $          82
     Accounts receivable                                                   1,450
                                                                           -----
          Total Current Assets                                             1,532

Equipment
     Coolers and equipment                                                40,308
     Office equipment                                                      9,841
                                                                           -----
                                                                          50,149
     Accumulated depreciation                                             (6,606)
                                                                          ------
          Total Equipment                                                 43,543

Other assets
     Trade name                                                           11,000
                                                                          ------
          Total Other Assets                                              11,000
          ------------------                                              ------

          TOTAL ASSETS                                             $      56,075
                                                                   =============

LIABILITIES AND CAPITAL

Current liabilities
     Accounts payable                                                     13,442
     Loan from affiliate                                                     100
     California Franchise Tax                                              1,600
                                                                           -----
          Total Current Liabilities                                       15,142

          TOTAL LIABILITIES                                               15,152

Common stock                                                           1,357,850
Paid in capital                                                          (37,350)
Deficit accumulated during development stage                          (1,279,567)
                                                                      ----------
          TOTAL CAPITAL                                                   40,933
                                                                          ------

                             HOME WEB, INCORPORATED
                             ----------------------
                          (A Development Stage Company)
                            STATEMENT OF OPERATIONS
              For the three months ending March 31, 1999 and 1998

                                                                                          Deficit
                                                                                          Accumulated
                                                                                          During
                                                   1999                1998               Development
                                                   ----                ----               Stage
                                                                                          -----
Revenue
      Sales                                        $        528        $      1,100
Cost of sales                                               523               1,046
                                                            ---               -----
Gross margin                                                  5                  54
Expenses
      Advertising                                                               143
      Amortization                                                              492
      Consulting fees                                     1,000              13,000
      Equipment rental                                                        1,311
      Depreciation                                        1,321               1,248
      License and taxes                                                         140
      Meals and entertainment                                                   302
      Office help                                                             6,005
      Office supplies                                       120               1,638
      Postage                                                                   379
      Travel                                                                     30
      Telephone and utilities                                                   748
      Development stage expense                          12,952
      Organization costs                                  2,366
                                                          -----               ------
           Total expenses                                17,759               25,436
                                                         ------               ------
           (Loss) from operations                       (17,754)             (25,382)

Other income (expense)
      Interest                                                                   (50)
      Nondeductible penalties
      State tax expense                                    (800)                (800)
                                                           ----                 ----
           Total other expenses                            (800)                (850)
                                                           ----                 ----

                                                   -------------       --------------
           Net loss                                $    (18,554)       $     (26,232)     $ (1,266,115)
                                                   ============        =============      ============

Lose per share
     of common stock                               $    (0.0007)       $     (0.0010)     $    (0.0466)
                                                   ============        =============      ============

Weighted average of
     shares outstanding                              27,157,000           25,510,834        27,157,000
                                                     ==========           ==========        ==========

                 See accompanying notes and accountant's report

                             HOME WEB, INCORPORATED
                             ----------------------
                         (A Development Stage Company)
                       STATEMENT OF SHAREHOLDERS' EQUITY
                               December 31, 1998

                                                                      Deficit
                                                                      Accumulated
                               Common Stock           Paid in         During
                               ------------                           Development
                           Shares        Amount       capital         Stage          Total
                           ------        ------       -------         -----          -----
Balance,
  December 3l, 1998        27,147,000    $ 1,357,350  (37,350)        $ (1,261,013)  $  58,987

Options exercised                   0                                                        0

Common stock
issued                         10,000            500                                       500

Net loss for the
period ended
  December 31, 1998                                                        (18,554)    (18,554)
                           ----------      ---------  -------              --------    --------
                           27,157,000    $ 1,357,850  (37,350)        $ (1,279,567)  $  40,933
                           ==========    ===========  =======         ============   =========

                 See accompanying notes and accountant's report

                             HOME WEB, INCORPORATED
                             ----------------------
                          (A Development Stage Company)
                     STATEMENT OF CASH FLOWS-INDIRECT METHOD
               For the three months ending March 31, 1999 and 1998


                                                                  1999          1998
                                                                  ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                 $  (15,688)   $ (26,232)

Adjustment to reconcile net income to net cash
      provided by operating activities
      Depreciation                                                     1,321        1,740
      Increase in accounts receivabho                                                 (66)
      Increase in current liabilities                                 14,352        4,550

NET CASH PROVIDED BY OPERATING ACTIVITIES                                (15)     (20,008)

INVESTING ACTIVITIES
      Increase in other assets
      Purchase of property, plant and equipment                                                                 28,469
                                                                                                                28,459
NET CASH USED IN INVESTING ACTIVITIES

FINANCING ACTIVITIES
      Sale of common stock                                                                                       49,300

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (15)
833

Cash and cash equivalents at the beginning of the period                  97          267

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $       82    $   1,100

Supplemental schedule of noncesh operating and financing activities

     The Company issued 10,000 shares of common stock with a par value of $.05 and a market value of $.05 for legal fees.

     The Company expensed in the current year in accordance with SOP-90-05 organization costs with a net book value of $ 2,366.

                 See accompanying notes and accountant's report

                             HOME WEB, INCORPORATED
                             ----------------------
                          (A DEVELOPMENT STAGE COMPANY)

                   Summary of Significant Accounting Policies
                                 March 31, 1999

Development Stage Company
-------------------------
     Home Web, Inc. (the "Company") is in the development stage in accordance with Statement of Financial Accounting Standards (SFAS) No. 7.

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

Organization and Business Start Up and Amortization
---------------------------------------------------
     Organization costs were expensed during the period ending March 31, 1999 in accordance with SOP 98-5. Management made the election to expense the costs for years beginning Januwy 1, 1999.

Income Taxes
------------
     Income taxes am provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settle. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Common Stock
------------
     Common stock is at .05 par value with 50,000,000 shares authorized, 27,157,000 outstanding as of March 31, 1999.

                             HOME WEB, INCORPORATED
                             ----------------------
                          (A DEVELOPMENT STAGE COMPANY)

                         Notes to Financial Statements
                                 March 31, 1999

Note A: Background
------------------
     The Company was incorporated under the laws of the State of Nevada on September 15,1995. The principal activities of the Company, from the beginning of the development stage, have been organizational matters and the sale of stock. The Company was formed to sell wholesale gourmet and specialty cheese on the Internet. During the period ending March 31, 1999 the Company had sales and incurred expenses against those sales, but the activity was immaterial for the purposes of SFAS No. 7.

Note B: Related Party Transactions
----------------------------------
     There were no material related party transactions for the three month period ending March 31, 1999.

     For the three month period ending March 31, 1999 the Company paid to Monterey Ventures a total of $7,210 for overhead expenses such as office help and computer equipment. Monterey Ventures has a management contract with the Company and is a shareholder in the Company.

     During the period of March 31, 1998 the Company paid one of its founders $500 for consulting services to the Company.

Note C: Income taxes
--------------------
     The benefit for income taxes from operations consisted of the following components: current tax benefit of $2,783 for March 31, 1999 and $3,935 as of March 31, 1998 resulting from a net loss before income taxes, and deferred tax expenses of $2,783 and $3,935 respectively resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2013.

     The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized, At the time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

                            HOME WEB, INCORPORATED
                             ----------------------
                          (A DEVELOPMENT STAGE COMPANY)

                         Notes to Financial Statements
                                 March 31, 1999

NOTE C: Public stock offering
-----------------------------
     During the periods ending March 31, 1999 and 1998, pursuant to an exemption under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the Act), the Company sold solely to accredited and/or sophisticated investors, its common stock. The only transaction during the period of March 31, 1999 was 10,000 shares of stock issued to the corporate counsel in exchange for legal services to the corporation.

     During the period of March 31, 1998 there were various transactions to fifteen different accredited and/or sophisticated investors. Total proceeds from these transactions were $49,300.

Note D: Stock options
---------------------
     It was also voted upon at the organizational meeting during 1997 to grant options to officers of the corporation and MVI, an affiliated company along with one of the employees of MVI. The options can be exercised at $.001. The options to be exercised are 1,250,000 and have no expiration date. These options are not compensatory and do not represent services rendered. Therefore, no provision has been made to account for these options until exercised by the parties.

     During the period ended March 31, 1998 MVI exercised its stock options as did one of the founders and a key employee of MVI. Two of the remaining founders did not exercise their options during the year. These options total 350,000 shares. These options are treated as non-compensatory options and will be accounted for when the options will be exercised.

     There were no options exercised during the three-month period ending March 31, 1999.

Note E: Property, equipment and depreciation
--------------------------------------------
     Property and equipment are recorded at cost. Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     Depreciation expense for the period ending March 31, 1999 and 1998 was $1,321 and $1,428 respectively.

                            HOME WEB, INCORPORATED
                             ----------------------
                          (A DEVELOPMENT STAGE COMPANY)

                         Notes to Financial Statements
                                 March 31, 1999

NOTE F: Major customer
----------------------
     The Company had a purchase commitment to purchase the Company's merchandise from a non-affiliated company. This customer is also to take physical possession of the Company's major assets and use those assets in the ordinary course of its business. Terms am discussed more fully in Note G.

NOTE G: Going concern
---------------------
     As of December 31, 1998, the Company had net losses from operating activities which raise substantial doubt about its ability to continue as a going concern.

     The Company is in the process of raising initial working capital through a public offering of its common stock, which is expected to provide liquidity until operations become profitable. The Company has obtained a commitment for up to $150,000 from a significant shareholder, Monterey Ventures, Inc for funding over the next twelve months. The funds would be paid distributed in increments per requests from the Company on an "as needed" basis. Under the agreement, the Company can repay the borrowed funds in increments as the Company receives payment from its' customers. Also in the credit agreement is any funds needed for longer than twelve months would be considered long term debt. This type of funding, if needed, would be structured for a twenty four or thirty-six month payoff not to exceed $25,000 in requests in the first year of operations.

     The Company has signed an agreement with Internet Food Company to purchase its' products. Internet Food Company has already penetrated the hotel and gift basket market and has further developed a web site to market its goods. The two companies are in the process of identifying specific products that Home Web. Inc. would supply wholesale.

     The Company's ability to continue as a going concern is dependent upon a successful public offering and ultimately achieving profitable operations. There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            HOME WEB, INCORPORATED
                             ----------------------
                          (A DEVELOPMENT STAGE COMPANY)

                         Notes to Financial Statements
                                 March 31, 1999

Note H: Material adjustments
----------------------------
     Management represents that all material adjustments to the financial statements have been made.

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

     The gourmet and specialty food industry has a history of growth. The national revenue for the gourmet and specialty food industry exceeded thirty-three billion dollars in 1996, according to a report published in the November 1996 issue of Gourmet Foods Magazine, published by the National Association of Specialty Foods Trade, Inc., and based upon information obtained from "Pak Facts," a New York resource company. Home Web is taking advantage of this market by wholesaling and distributing varieties of handmade Monterey Jack Cheese.

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

     The Company outsources the production of its cheese products to Sonoma Cheese Factory ("Sonoma"). Sonoma is one of the oldest hand-rolled cheese processing plants in California and is one of only two such plants still in existence. Due to the quality of the cheeses produced by Sonoma and the fact that it is difficult to duplicate hand-rolled cheeses, the Company will continue to outsource its products for the foreseeable future. There is no written agreement between Sonoma and the Company; instead, the Company purchases the product from Sonoma on a cash-on-delivery basis. Sonoma ships the cheese without labels, which the Company puts on upon delivery. If Sonoma is unable to satisfy the Company's supply requirements, a back-up supply source is available. This is a manufacturing wholesale, retail cheese company in Sonoma doing business as Sonoma Foods, Inc.

     From  May  1997,   the  Company  has  been  a  development   stage  company
specializing in a variety of hand-made Monterey Jack cheeses. The Company selected the product line and the method of marketing to use and made many basic decisions regarding the amount of products to be offered, the colors of the packaging and other details. Test marketing has also been done on a limited basis. The Company is satisfied with its test market results on the cheese products and will now be expanding sales efforts. The Company will also proceed with a plan to expand its wholesale line, as outlined below, and is seeking candidates for manufacturing, distribution and promotion of its products. No retail activities will be entered into by the Company; rather, Home Web will continue to source products and sell them wholesale.

     By the end of fiscal 1999, the Company plans to have successfully introduced two new product lines and labels to the gourmet food market. The Company feels it is the proper time to bring new gourmet "niche" food products, because the cheese line is now fully developed and ready for marketing. Carmel Valley Farms and Salinas Valley Farms will be the two new gourmet food lines and labels. Carmel Valley will feature wine jellies and jams and Salinas Valley will feature artichoke products, salsa, spices, hot sauce and pasta sauce. The marketing will be directed towards companies located in tourist areas or which sell to tourists through local outlets. The Company will also private label items as requested by its customers. The Company's management anticipates that wine jellies will do exceptionally well in wineries that have gift shops. The Company expects to have at least some of these new products available by September 30, 1999. This will allow the Company to participate in the Food and Beverage Show in San Francisco, California, in November 1999 and to be prepared for the holiday food ordering season in October and November.

     The Company signed a Purchasing Agreement with Internet Food Company, Inc. ("Internet Food Company") on May 6, 1999. According to the terms of this agreement, the Company will sell a variety of cheeses and gourmet food products to Internet Food Company and will advertise on its web site. Home Web will also develop special private label products for Internet Food Company.

     There are no minimum purchase requirements in this contract and no guarantees that any products will be purchased.

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

     For the three-month period ending March 31,1999, the Company's general and administrative expenses increased to $17,759 compared to $0 for the corresponding period in 1998. The 1999 amount increase is due to the commencement of operations.

     The Company's net loss was $18,554, for the first quarter of 1999 compared to a net loss of $0 for the corresponding period in 1998. This increase was primarily due to the commencement of operations.

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

     In order to implement the strategic plan and meet the Company's anticipated working capital needs, the Company estimates that it will require $150,000 in capital ($125,000 for short-term financing and $25,000 for Salinas Valley and Carmel Valley product development). The short-term financing would include accounts receivable. The Company has a commitment for funding from Monterey Ventures, Inc. ("MVI") for up to $150,000 to implement the Company's current plans. MVI will supply short-term and long-term capital financing, which would be for product development expenses. These funds will be distributed in increments per requests from Home.Web, Inc. to Monterey Ventures, Inc. on an "as needed" basis. This agreement to fund has been added as an exhibit. The funds will be used for purchasing product on COD shipments, such as a large order of cheese, or prepaying if the product is drop shipped to the customer. It is anticipated that revenues will be generated during the holiday season in October and November of 1999 and the requirements for funds from Monterey Ventures, Inc. will be minimal. Under the agreement with Monterey Ventures, Inc., the Company can repay the borrowed funds as payment is received from customers. This accommodation is a short term line of credit. This type of funding, if needed, could be structured for a payoff not to exceed $25,000 in requests in the first year of operations and would be used for equipment or product purchases or research and development. The Company will only be charged interest on any funds used at commercially competitive rates. Because the products are outsourced, the need for capital will be modest. The general cost would be in the graphic design for labeling and financing accounts receivable. Any additional expenses, such as legal and accounting costs, will be paid through this credit accommodation until the Company's revenues are able to cover these expenses.

     Home Web does not plan to conduct any offering of securities until it has established its sales history. The only circumstances under which the Company may conduct an offering sooner is if an opportunity arises to expand the Company by acquiring a business with established product sales and distribution. Additional potential sources of funds if the Company requires additional income include factor agreements, lease agreements for equipment, to reduce costs and private financing from major shareholders.

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