Form 10QSB/A
period 1999-03-31
HOME WEB INC
filed 1999-07-13
CIK 1040227

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A

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

          Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . .13

                             HOME WEB, INCORPORATED
                             ----------------------
                          (A Development Stage Company)

                          Index to Financial Statements

                                                                            Page

Accountant's Review Report                                                     2

Balance Sheet, March 31, 1999                                                  3

Statement of Operations, Three months
   Ending March 31, 1999                                                       4

Statement of Shareholders' Equity
   March 31, 1999                                                              5

Statement of Cash Flows,
   March 31, 1999                                                              6

Summary of Significant Accounting Policies                                   7-8

Notes to Financial Statements                                               9-11

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

Accumulated deficit during the development stage of through the three months ended March 31, 1999 is $1,279,567 and cash flows of $82.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note H to the financial statements, the Company has incurred net losses since inception, which raises substantial doub about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


                                   /s/ Hawkins Accounting


Reissued July 8, 1999
April 1, 1999

                             HOME WEB, INCORPORATED
                             ----------------------
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 March 31, 1999

                                     ASSETS
Current Assets
    Cash in bank-First National                             $        82
    Accounts receivable                                           1,450
                                                                  -----
       Total Current Assets                                       1,532

Equipment
    Coolers and equipment                                        40,308
    Office equipment                                              9,841
                                                                  -----
                                                                 50,149
    Accumulated depreciation                                     (6,606)
                                                                 ------
       Total Equipment                                           43,543

Other assets
    Trade name                                                   11,000
                                                                 ------
       Total Other Assets                                        11,000

    TOTAL ASSETS                                            $    56,075
                                                                 ======

LIABILITIES AND CAPITAL

Current liabilities
    Accounts payable                                             13,442
    Loand from affiliate                                            100
    California Franchise Tax                                      1,600
                                                                    ---
       Total Current Liabilities                                 15,142

       TOTAL LIABILITIES                                         15,142

Common stock                                                     27,157
Paid in capital                                               1,293,343
Deficit accumulated during development stage                 (1,279,567)
                                                             ----------
       TOTAL CAPITAL                                             40,933

TOTAL LIABILITIES AND CAPITAL                               $    56,075
                                                            ===========

                 See accompanying notes and accountant's report

                             HOME WEB, INCORPORATED
                             ----------------------
                          (A Development Stage Company)
                            STATEMENT OF OPERATIONS
               For the three months ending March 31, 1999 and 1998

                                                                     Deficit
                                                                     Accumulated
                                                                     During
                                                                     Development
                                   1999              1998            Stage
                                   ----              ----            -----
Revenue
    Sales                          $         528     $      1,100         18,887
Cost of sales                                523            1,046         15,091
                                             ---            -----         ------
Gross margin                                   5               54          3,796
Expenses
    Advertising                                               143            849
    Amortization                                              492          1,684
    Consulting fees                        1,000           13,000          6,696
    Equipment rental                                        1,311          2,339
    Depreciation                           1,321            1,248          6,806
    License and taxes                                         140            225
    Meals and entertainment                                   302            848
    Office help                                             6,005         10,841
    Office Supplies                          120            1,638          3,292
    Postage                                                   379            673
    Travel                                                     30          1,777
    Rent                                                                   2,100
    Business start up costs                                               26,356
    Compensation due stock issuance                                    1,200,000
    Telephone and utilities                                   748          1,243
    Development stage expense             12,952                          12,952
    Organization costs                     2,366                           2,366
                                           -----           ------          -----
       Total expenses                     17,759           25,436      1,280,747
                                          ------           ------      ---------
       (Loss) from operations            (17,754)         (25,382)    (1,276,951)
Other income (expense)
    Interest                                                  (50)           (50)
    Nondeductible penalties                                                 (166)
    State tax expense                       (800)            (800)        (2,400)
                                            ----             ----         ------
       Total other expenses                 (800)            (850)        (2,616)
                                            ----             ----         ------
       Net loss                    $     (18,554)    $    (26,232)   $ 1,279,567
                                   =============     ============    ===========

Loss per share
  of common stock                  $     (0.0007)    $     (0.0010)  $  (0.0471)
                                   =============     =============   ==========

Weighted average of
  shares outstanding                  27,157,000        25,510,834    27,157,000
                                      ==========        ==========    ==========

                 See accompanying notes and accountant's report
                                       4

                             HOME WEB, INCORPORATED
                             ----------------------
                         ( A Development Stage Company)
                       STATEMENT OF SHAREHOLDERS' EQUITY
                                 March 31, 1999

                                                                 Accumulated
                                                                 Deficit
                                Common Stock        Paid in      Development
                            Shares      Amount      Capital      Stage          Total
                            ------      ------      -------      -----          -----
Balance,
  December 31, 1998         27,147,000  $  27,147   1,292,853    $  (1,261,013) $  58,987

Options exercised                    0                                                  0

Common stock issued             10,000         10         490                         500
Net loss for the
  period ended
  December 31, 1998                                                    (18,554)   (18,554)
                            ----------  ---------   ---------          -------    -------
                            27,157,000  $  27,157   1,293,343    $  (1,279,567) $  40,933
                            ==========  =========   =========    =============  =========

                 See accompanying notes and accountant's report
                                       5

                             HOME WEB, INCORPORATED
                             ----------------------
                         ( A Development Stage Company)
                    STATEMENT OF CASH FLOWS - INDIRECT METHOD
               For the three months ending March 31, 1999 and 1998



                                                                                March 31, 1999
                                                                                Deficit
                                                                                Accumulated
                                                                                During
                                                                                Development
                                                    1999          1998          Stage
                                                    ----          ----          -----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                   $ (15,630)    $ (26,232)    $  (76,701)
Adjustment to reconcile net income to net cash
  provided by operating activities
    Depreciation                                        1,321         1,740          8,190
    Increase in accounts receivable                                     (66)        (1,450)
    Increase in current liabilities                    14,352         4,650         15,152
NET CASH PROVIDED BY OPERATING ACTIVITIES                 (15)      (20,008)       (54,809)
INVESTING ACTIVITIES
    Increase in other assets                                                        14,960
    Purchase of property, plant and equipment                        28,459         50,149

NET CASH USED IN INVESTING ACTIVITIES                                28,459         65,109

FINANCING ACTIVITIES
    Sale of common stock                                             49,300        120,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (15)          833             82
Cash and cash equivalents at the beginning
  of the period                                            97           267              0
CASH AND CASH EOUIVALENTS AT THE END OF THE PERIOD  $      82     $   1,100     $       82

Supplemental schedule of noncash operating and financing activities

   The Company issued 10,000 shares of
   common stock with a par value of $.001
   and a market value of $.05 for legal
   fees.  Total expense $500 The Company
   expensed in the current year in accordance with SOP 198-05 organization costs with a net book value of $ 2,366.

                 See accompanying notes and accountant's report
                                       6

                             HOME WEB, INCORPORATED
                             ----------------------
                         ( A Development Stage Company)

                   Summary of Significant Accounting Policies
                                 March 31, 1999

Development Stage Company
-------------------------
     Home Web, Inc. (the "Company") is a development stage company, as defined in the Financial Accounting Standards Board No. 7, The Company is devoting substantially all of its present efforts in securing and establishing a new business, and although planned principal operations have commenced, substantial revenues have yet to be realized.

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

Organization and Business Start Up and Amortization
---------------------------------------------------
     Organization costs were expensed during the period ending March 31, 1999 in accordance with SOP 98-5. Management made the election to expense the costs for years beginning January 1, 1999.

Income Taxes
------------
     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related pristarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settle. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Common Stock
------------
     Common stock is at $.001 par value with 50,000,000 shares authorized, 27,157,000 outstanding as of March 31, 1999.

                             HOME WEB, INCORPORATED
                             ----------------------
                         ( A Development Stage Company)

               Summary of Significant Accounting Policies (Con't)
                                 March 31, 1999

Stock options
-------------
     Stock that is issued in exchange for services rendered to the Company, is recorded at the fair value of the stock in the year that the stock is issued and recorded as an expense in the same year.

Material Adjustments
--------------------
     Management represents that all material adjustments to the financial statements have been made.

                             HOME WEB, INCORPORATED
                             ----------------------
                         ( A Development Stage Company)

                         Notes to Financial Statements
                                 March 31, 1999

Note A: Backgound
-----------------
     The Company was incorporated under the laws of the State of Nevada on September 15, 1995. The principal activities of the Company, from the beginning of the development stage, have been organizational matters and the sale of stock. The Company was formed to sell wholesale gourmet and specialty cheese on the Internet. During the period ending March 31, 1999 the Company had sales and incurred expenses against those sales, but the activity was immaterial for the purposes of SFAS No. 7.

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

     During the period of March 31, 1999 the Company paid one of its founders $500 for consulting services to the Company.

Note C: Income taxes
--------------------
     The benefit for income taxes from operations consisted of the following components: curront tax benefit of $2,783 for March 31, 1999 and $3,935 as of March 31, 1998 resulting from a net loss before income taxes, and deferred tax expenses of $2,783 and $3,935 respectively resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2013.

     The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

                             HOME WEB, INCORPORATED
                             ----------------------
                         ( A Development Stage Company)

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

     During the period of March 31, 1998 there were various transactions to fifteen different accredited and/or sophisticated investor. Total proceeds from these transactions were $ 49,300.

Note D: Stock options
---------------------
     It was also voted upon at the organizational meeting during 1997 to grant options to officers of the corporation and MVI, an affiliated company along with one of the employees of MVI. The options can be exercised by MVI at $.01 and $.001 for the officers and the employee. The options to be exercised are 1,250,000 and have an expiration date of December 31, 1999. These options are not compensatory and do not represent services rendered. Therefore, no provision has been made to account for these options until exercised by the parties.

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

     Depreciation expense for the period ending March 31, 1999 and 1998 was $1,321 and $1,428 respectively,

                             HOME WEB, INCORPORATED
                             ----------------------
                         ( A Development Stage Company)

                         Notes to Financial Statements
                                 March 31, 1999

NOTE F: Major customer
----------------------
     The Company had a purchase commitment to purchase the Company's merchandise from a non-affiliated company. This customer is also to take physical possession of the Company's major assets and use those assets in the ordinary course of its business. Terms are discussed more fully in Note G.

NOTE G: Going concern
---------------------
     As of March 31, 1999, the Company had net losses from operating activities which raise substantial doubt about its ability to continue as a going concern.

     The Company has obtained a commitment for up to $ 150,000 from a significant shareholder, Monterey Ventures, Inc for funding over the next twelve months. The funds would be paid distributed in increments per requests from the Company on an "as needed" basis. Under the agreement, the Company can repay the borrowed funds in increments as the Company receives payment from its customers. Also in the credit agreement is any funds needed for longer than twelve months would be considered long term debt. This type of funding, if needed, would be structured for a twenty-four or thirty-six month payoff not to exceed $25,000 in requests in the first year of operations.

     The Company has signed an agreement with Internet Food Company to purchase its products. Internet Food Company has already penetrated the hotel and gift basket market and has further developed a web site to market its goods. The two companies are in the process of identifying specific products that Home Web. Inc. would supply wholesale.

     The Company's ability to continue as a going concern is dependent upon a successful public offering and ultimately achieving profitable operations. There is no assurance that the Company wdl be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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