Form 10QSB/A
period 1999-03-31
HOME WEB INC
filed 1999-08-30
CIK 1040227

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

Notes to Financial Statements                                               F-9

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

                                                                            Page

Accountant's Review Report                                                   F-2

Balance Sheet, March 31, 1999                                                F-3

Statement of Operations, Three months
   Ending March 31, 1999                                                     F-4

Statement of Shareholders' Equity
   March 31, 1999                                                            F-5

Statement of Cash Flows,
   March 31, 1999                                                            F-6

Summary of Significant Accounting Policies                               F-7-F-8

Notes to Financial Statements                                           F-9-F-11

HAWKINS ACCOUNTING
CERTIFIED PUBLIC ACCOUNTANT                     341 MAIN STREET SALINAS CA 93901
                                               (831) 758-1694 FAX (831) 758-1699

To the Board of Directors and Shareholders
Home Web, Incorporated
Monterey, California


I have reviewed the accompanying balance sheet of Home Web, Incorporated as of March 31, 1999, and the related statements of income and shareholders' equity and cash flows for the three months then ended March 31, 1999 and March 31, 1998, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Home Web, Incorporated.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements and the cumulative results of operations and cash flows in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note H to the financial statements, the Company has incurred net losses since inception, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.




                                             /s/ Hawkins Accounting



Reissued August 17, 1999
April 1, 1999

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 1999
                                     ASSETS

Current Assets
     Cash in bank-First National                         $            82
     Accounts receivable                                           1,450
                                                                   -----
          Total Current Assets                                     1,532

Equipment
     Coolers and equipment                                         40,308
     Office equipment                                               9,841
                                                                    -----
                                                                   50,149
     Accumulated depreciation                                      (6,606)
                                                                   ------
          Total Equipment                                          43,543

Other assets
     Trade name                                                    11,000
                                                                   ------
          Total Other Assets                                       11,000
                                                                   ------
          TOTAL ASSETS                                   $         56,075
                                                         ================

LIABILITIES AND CAPITAL

Current liabilities
     Accounts payable                                              13,442
     Loan from affiliate                                              100
     California Franchise Tax                                       1,600
          Total Current Liabilities                                15,142
          TOTAL LIABILITIES                                        15,152

Common stock                                                       27,507
Paid in capital                                                 1,347,493
Deficit accumulated during development stage                   (1,334,067)
                                                               ----------
          TOTAL CAPITAL                                            40,933
                                                                   ------


TOTAL LIABILITIES AND CAPITAL                            $         56,075
                                                         ================

                 See accompanying notes and accountant's report

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
               For the three months ending March 31, 1999 and 1998

                                                                                March 31,1999
                                                                                Deficit
                                                                                Accumulated
                                                                                During
                                                                                Development
                                           1999               1998              Stage
                                           ----               ----              ------
Revenue
     Sales                                 $         528      $      1,100               18,887
Cost of sales                                        523             1,046               15,091
                                                     ---             -----               ------
Gross margin                                           5                54                3,796

Expenses
     Advertising                                                       143                  849
     Amortization                                                      492                1,584
     Consulting fees                               1,000            13,000                6,696
     Equipment rental                                                1,311                2,339
     Depreciation                                  1,321             1,248                6,606
     License and taxes                                                 140                  225
     Meals and entertainment                                           302                  848
     Office help                                                     6,005               10,841
     Office supplies                                 120             1,638                3,292
     Postage                                                           379                  673
     Travel                                                             30                1,777
     Rent                                                                                 2,100
     Business start up costs                                                             26,356
     Compensation due stock issuance                                                  1,254,500
     Telephone and utilities                                           748                1,243
     Development stage expense                    12,952                                 12,952
     Organization costs                            2,366                                  2,366
                                                   -----                                  -----
          Total expenses                          17,759            25,436            1,335,247
                                                  ------            ------            ---------
          (Loss) from operations                 (17,754)          (25,382)          (1,331,451)

Other income (expense)
     Interest                                                          (50)                 (50)
     Nondeductible penalties                                                               (166)
     State tax expense                              (800)             (800)              (2,400)
                                                    ----              ----               ------
          Total other expenses                      (800)             (850)              (2,616)
                                                    ----              ----               ------

          Net loss                         $     (18,554)     $    (26,232)     $    (1,334,067)
                                           =============      ============      ===============

Loss per share of common stock             $     (0.0007)     $    (0.0010)     $       (0.0491)
                                           =============      ============      ===============

Weighted average of shares outstanding        27,157,000        25,510,834           27,157,000
                                              ==========        ==========           ==========


                See accompanying notes and accountant's report

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)
                       STATEMENT OF SHAREHOLDERS' EQUITY
                                 March 31, 1999

                                                                    Deficit
                                                                    Accumulated
                              Common stock                          During
                              ------------            Paid in       Development
                         Shares          Amount       Capital       Stage           Total
                         ------          ------       -------       -----           -----

Balance,
  December 31, 1998      27,497,000      $   27,497   1,347,003     $  (1,315,513)  $   58,987

Options exercised                 0                                                          0

Common stock issued          10,000              10         490                            500

Net loss for the period
  ended March 31, 1999                                                    (18,554)     (18,554)
                         ----------          ------   ---------           -------      -------
                         27,507,000      $   27,507   1,347,493     $  (1,334,067)  $   40,933
                         ==========      ==========   =========     =============   ==========



                See accompanying notes and accountant's report

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)
                        STATEMENT OF CASH FLOWS-INDIRECT
                                     METHOD
               For the three months ending March 31, 1999 and 1998

                                                                                      March 31, 1999
                                                                                      Deficit
                                                                                      Accumulated
                                                                                      During
                                                                                      Development
                                                        1999           1998           Stage
                                                        ----           ----           -----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       $   (18,554)   $  (26,232)    $ (1,334,067)
Adjustment to reconcile net income to net cash
 provided by operating activities
     Depreciation                                             1,321         1,740            8,190
     Stock issued for services                                                           1,254,500
     Expensing of organization costs                          2,366                          2,366
     Attorney fees for stock                                    500                            500
     Increase in accounts receivable                                          (66)          (1,450)
     Increase in current liabilities                         14,352         4,550           15,152
                                                             ------         -----           ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       (15)      (20,008)         (54,809)
INVESTING ACTIVITIES
     Increase in other assets                                                               14,960
     Purchase of property, plant and equipment                             28,459           50,149

NET CASH USED IN INVESTING ACTIVITIES                                      28,459           65,109
                                                             ------        ------           ------

FINANCING ACTIVITIES
     Sale of common stock                                                  49,300          120,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (15)          833               82

Cash and cash equivalents at the beginning
 of the period                                                   97           267                0
                                                                 --           ---                -
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD      $        82    $    1,100     $         82
                                                        ===========    ==========     ============

Supplemental schedule of noncash operating and financing activities

     The Company issued 10,000 shares of common stock with a par value of $.001 and a market value of $.05 for legal fees. Total expense $500
     The Company expensed in the current year inaccordance with SOP 98-05 organization costs with a net book value of $ 2,366.


                See accompanying notes and accountant's report

                             HOME WEB, INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)

                   Summary of Significant Accounting Policies
                                 March 31, 1999


Development Stage Company
-------------------------
     Home Web, Inc. (the "Company") is a development stage company as defined in the Financial Accounting Standards Board No. 7. The Company is devoting substantially all of its present efforts in securing and establishing a new business, and although planned principal operations have commenced, substantial revenues have yet to be realized.

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

Common Stock
------------
     Common stock is at .05 par value with 50,000,000 shares authorized, 27,507,000 outstanding as of March 31, 1999.

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)

               Summary of Significant Accounting Policies (Con't)
                                 March 31, 1999

Stock Options
-------------
     Stock that is issued for services rendered is recorded at the fair value of the stock in the year that the stock is given and recorded as an expense in the same year.

Material Adjustments
--------------------
     Management represents that all material adjustments to the financial statements have been made.

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)

                          Notes to Financial Statements
                                 March 31, 1999

Note A:Background
-----------------
     The Company was incorporated under the laws of the State of Nevada on September 15,1995. The principal activities of the Company, from the beginning of the development stage, have been organizational matters and the sale of stock. The Company was formed to sell wholesale gourmet and specialty cheese on the Internet. During the period ending March 31, 1999 the Company had sales and incurred expenses against those sales, but the activity was immaterial for the purposes of SFAS No. 7.


Note B:Related Party Transactions
---------------------------------
     There were no material related party transactions for the three month period ending March 31, 1999.

     For the three month period ending March 31, 1998 the Company paid to Monterey Ventures a total of $ 7,210 for overhead expenses such as office help and computer equipment. Monterey Ventures has a management contract with the Company and is a shareholder in the Company.

     During the period of March 31, 1998 the Company paid one of its founders $ 500 for consulting services to the Company.

Note C:Income taxes
-------------------
     The benefit for income taxes from operations consisted of the following components: current tax benefit of $ 2,783 for March 31, 1999 and $ 3,935 as of March 31, 1998 resulting from a net loss before income taxes, and deferred tax expenses of $ 2,783 and $ 3,935 respectively resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2013.

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

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)

                          Notes to Financial Statements
                                 March 31, 1999

NOTE C:Public stock offering
----------------------------
     During the periods ending March 31, 1999 and 1998, pursuant to an exemption under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the Act), the Company sold solely to accredited and/or sophisticated investors, its common stock. The only transaction during the period of March 31, 1999 was 10,000 shares of stock issued to the corporate counsel in exchange for legal services to the corporation.

     During the period of March 31, 1998 there were various transactions to fifteen different accredited and/or sophisticated investors. Total proceeds from these transactions were $ 49,300.

Note D:Stock options
--------------------
     It was also voted upon at the organizational meeting during 1997 to grant options to officers of the corporation and MVI, an affiliated company along with one of the employees of MVI. The options can be exercised at $.001. The options to be exercised are 1,250,000 and have no expiration date. These options are considered compensatory and the expense was recognized in the prior year.

     During the period ended March 31, 1998 MVI exercised its stock options as did one of the founders and a key employee of MVI. Two of the remaining founders did not exercise their options during the year.

     There were no options exercised during the three-month period ending March 31, 1999.

Note E:Property, equipment and depreciation
-------------------------------------------
     Property and equipment are recorded at cost. Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     Depreciation expense for the period ending March 31, 1999 and 1998 was $1,321 and $ 1,428 respectively.

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)

                          Notes to Financial Statements
                                 March 31, 1999

NOTE F:Major customer
---------------------
     The Company had a purchase commitment to purchase the Company's merchandise from a non-affiliated company. This customer is also to take physical possession of the Company's major assets and use those assets in the ordinary course of its business. Terms are discussed more fully in Note G.


NOTE G:Going concern
--------------------
     As of December 31, 1998, the Company had net losses from operating activities which raise substantial doubt about its ability to continue as a going concern.

     The Company is in the process of raising initial working capital through a public offering of its common stock, which is expected to provide liquidity until operations become profitable. The Company has obtained a commitment for up to $ 150,000 from a significant shareholder, Monterey Ventures, Inc for funding over the next twelve months. The funds would be paid distributed in increments per requests from the Company on an "as needed" basis. Under the agreement, the Company can repay the borrowed funds in increments as the Company receives payment from its' customers. Also in the credit agreement is any funds needed for longer than twelve months would be considered long term debt. This type of funding, if needed, would be structured for a twenty four or thirty-six month payoff not to exceed $ 25,000 in requests in the first year of operations.

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