Form 10QSB
period 1999-06-30
HOME WEB INC
filed 1999-08-30
CIK 1040227

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)


   X              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
   -              SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended June 30, 1999

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

The number of shares of the Registrant's  Common Stock,  $0.001 par value, as of
June 30, 1999:    XXX,XXXX
                  ----------

                                 HOME.WEB, INC.
                    FORM 10-QSB, QUARTER ENDED JUNE 30, 1999

INDEX

                          PART I FINANCIAL INFORMATION
                          ----------------------------

ITEM 1   FINANCIAL STATEMENTS

Accountant's Review Report                                                  F-2

Balance Sheet, June 30, 1999                                                F-3

Statement of Operations, Three months
         Ending June 30, 1999                                               F-4

Statement of Retained Earnings
         June 30, 1999                                                      F-5

Statement of Cash Flows,
         June 30, 1999                                                      F-6

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

          Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . .13

                             HOME WEB, INCORPORATED
                             ----------------------
                          (A Development Stage Company)

                          Index to Financial Statements

                                                                            Page

Accountant's Review Report                                                     2

Balance Sheet, June 30, 1999                                                   3

Statement of Operations, Three months
   Ending June 30, 1999                                                        4

Statement of Shareholders' Equity
   June 30, 1999                                                               5

Statement of Cash Flows,
   June 30, 1999                                                               6

Summary of Significant Accounting Policies                                   7-8

Notes to Financial Statements                                               9-11

HAWKINS ACCOUNTING
CERTIFIED PUBLIC ACCOUNTANT                     341 MAIN STREET SALINAS CA 93901
                                               (831) 758-1694 FAX (831) 758-1699

To the Board of Directors and Shareholders
Home Web, Incorporated
Monterey, California

I have reviewed the accompanying balance sheet of Home Web, Incorporated as of June 30, 1999, and the related statements of income and shareholders' equity and cash flows for the three months and six months then ended June 30, 1999 and June 30, 1998, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Home Web, Incorporated.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements and the cumulative results of operations and cash flows for them to be in conformity with generally accepted accounting principles.

                                                          /s/ Hawkins Accounting

August 26, 1999

                             HOME WEB, INCORPORATED
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 JUNE 30, 1999

                                     ASSETS

Current assets
     Cash in bank                                      $           3
     Non-trade receivable                                      1,450
                                                               -----
          Total current assets                                 1,453

Equipment
     Coolers and equipment                                    40,308
     Office equipment                                          9,841
                                                               -----
                                                              50,149
     Accumulated depreciation                                 (7,927)
                                                              ------
          Total equipment                                     42,222

Other assets
     Trade name                                               11,000
                                                              ------
          Total other assets                                  11,000

          TOTAL ASSETS                                 $      56,675
                                                       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                  $      17,641
     California Franchise Tax payable                          3,116
     Loan from affiliate                                       2,825
                                                               -----
          Total current liabilities                           23,582

Shareholders' equity
     Capital stock                                            27,507
     Paid in capital                                       1,347,493
     Deficit accumulated during development stage         (1,343,907)
                                                          ----------
          Total shareholders' equity                          31,093
                                                              ------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $      54,675
                                                       =============



             See accompanying notes and accountant's review report.

                             HOME WEB, INCORPORATED
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS
        For the three months and six months ended June 30, 1999 and 1998



                                                                                                         June 30, 1999
                                                                                                         Deficit
                                                                                                         Accumulated
                                             Three months ended             Six months ended             During
                                                                                                         Development
                                            1999           1998           1999            1998           Stage
                                            ----           ----           ----            ----           -----
Sales                                       $           0  $      3,666   $        528    $      4,766   $    18,887
Cost of Sales                                           0         3,001            523           4,047        15,091
                                                        -         -----            ---           -----        ------
Gross Margin                                            0           665              5             719         3,796
Expenses
     Advertising                                                    464                            607           849
     Amortization                                                   492                            984         1,584
     Consulting fees                                4,500         3,195          5,500          16,915        11,196
     Equipment rental                                               962                          2,273         2,339
     Depreciation                                   1,321         1,346          2,642           2,594         7,927
     Licenses and taxes                               145                          145             140           370
     Office help                                    1,591         3,748          1,591           9,752        12,432
     Office supplies                                  384         2,149            585           3,787         3,676
     Postage                                           81           131                            510           754
     Travel, meals and entertainment                   54           954             54           1,286         2,679
     Rent, utilities and telephone                    248           180            248             928         3,591
     Organization and start up costs                                            15,318                        41,674
     Compensation due stock issuance                                                                       1,254,500
          Total expenses                            8,324        14,341         26,083          39,776     1,343,571
                                                    -----        ------         ------          ------     ---------
          (Loss) from operations                   (8,324)      (13,676)       (26,078)        (39,057)   (1,339,775)
Other income (expense)
     Interest                                                                                       50            50
     Nondeductible penalties                          716                          716                           882
     State tax expense                                800                        1,600             800         3,200
                                                      ---                        -----             ---         -----
          Total other expense                       1,516                        2,316             850         4,132
                                                    -----                        -----             ---         -----
          Net loss                          $      (9,840) $    (13,676)  $    (28,394)   $    (39,907)  $(1,343,907)
                                            =============  ============   ============    ============   ===========

Loss per share of common stock              $     (0.0004) $    (0.0005)  $    (0.0010)   $    (0.0015)  $   (0.0490)
                                            =============  ============   ============    ============   ===========

Weighted average of shares outstanding      $  27,157,000  $ 25,741,031   $ 27,157,000    $ 25,741,031   $27,157,000
                                            =============  ============   ============    ============   ===========

             See accompanying notes and accountant's review report

                             HOME WEB, INCORPORATED
                         (A Development Stage Company)
                       STATEMENT OF SHAREHOLDERS' EQUITY
                                 June 30, 1999

                                                                    Deficit
                                                                    Accumulated
                              Common stock                          During
                              ------------            Paid in       Development
                         Shares          Amount       Capital       Stage           Total
                         ------          ------       -------       -----           -----
Balance,
  December 31, 1998      27,497,000      $  27,497    $ 1,347,003   $ (1,315,513)   $  58,987

Common stock issued          10,000             10            490                         500

Net loss for the period
  ended June 30, 1999                                                    (28,394)     (28,394)
                         ----------      ---------    -----------        -------      -------
                         27,507,000      $  27,507    $ 1,347,493   $ (1,343,907)   $  31,093
                         ==========      =========    ===========   ============    =========



             See accompanying notes and accountant's review report

                             HOME WEB, INCORPORATED
                         (A Development Stage Company)
                    STATEMENT OF CASH FLOWS-INDIRECT METHOD
        For the three months and six months ended June 30, 1999 and 1998


                                                                                                                    June 30, 1999
                                                                                                                    Cash flows
                                                                                                                    Accumulated
                                                        Three months ended             Six months ended             During
                                                                                                                    Development
                                                       1999           1998           1999            1998           Stage
                                                       ----           ----           ----            ----           -----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      $  (9,840)     $  (13,676)    $  (28,394)     $  (39,907)    $ (1,343,907)
Adjustments to reconcile net income to net cash
  provided by operating activities
     Depreciation and amortization                         1,321           1,838          2,642           3,578            9,511
     Stock issued for services                                                                                         1,254,500
     Expensing of organization costs                                                      2,366                            2,366
     Attorney fees for stock                                                                500                              500
     Increase in accounts receivable                                      (1,500)                        (1,566)          (1,450)
     Increase in current liabilities                       8,440           5,500         22,792          10,099           23,592
                                                           -----           -----         ------          ------           ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    (79)         (7,788)           (94)        (27,796)         (54,888)
INVESTING ACTIVITIES
     Increase in other assets                                             11,000                         11,000           14,960
     Purchase of equipment                                                 3,596                         32,055           50,149
                                                           -----           -----         -------         ------           ------
NET CASH USED IN INVESTING ACTIVITIES                                     14,596                         43,055           65,109
FINANCING ACTIVITIES
     Sale of common stock                                                 24,000                         73,300          120,000
                                                                          ------                         ------          -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (79)          1,616            (94)          2,449                3
Cash and cash equivalents at the beginning of
  the period                                                  82           1,100             97             267                0
                                                              --           -----             --             ---                -
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD     $       3      $    2,716     $        3      $    2,716     $          3
                                                       =========      ==========     ==========      ==========     ============

             See accompanying notes and accountant's review report

                             HOME WEB, INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)

                   Summary of Significant Accounting Policies
                                  June 30, 1999


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


Common Stock
------------

Common stock is at .001 par value with 50,000,000 shares authorized, 27,507,000 outstanding as of June 30, 1999.

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

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)

                          Notes to Financial Statements
                                  June 30, 1999

Note A:Background
-----------------

     The Company was incorporated under the laws of the State of Nevada on September 15,1995. The principal activities of the Company, from the beginning of the development stage, have been organizational matters and the sale of stock. The Company was formed to sell wholesale gourmet and specialty cheese on the Internet. During the period ending June 30, 1999 the Company had sales and incurred expenses against those sales, but the activity was immaterial for the purposes of SFAS No. 7.


Note B:Related Party Transactions
---------------------------------

     There were no material related party transactions for the three month period ending June 30, 1999.

     For the six month period ending June 30, 1998 the Company paid to Monterey Ventures a total of $ 9,341 for overhead expenses such as office help and computer equipment. Monterey Ventures has a management contract with the Company and is a shareholder in the Company.

     During the period of June 30, 1998 the Company paid one of its founders $ 500 for consulting services to the Company.

Note C:Income taxes
-------------------

     The benefit for income taxes from operations consisted of the following components: current tax benefit of $ 4,259 for June 30, 1999 and $ 5,986 as of June 30, 1998 resulting from a net loss before income taxes, and deferred tax expenses of $ 4,259 and $ 5,986 respectively resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2013.

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

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)

                          Notes to Financial Statements
                                  June 30, 1999

NOTE C:Public stock offering
----------------------------

     During the periods ending March 31, 1999 and 1998, pursuant to an exemption under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the
Act), the Company sold solely to accredited and/or sophisticated investors, its common stock. The only transaction during the period of June 30, 1999 was 10,000 shares of stock issued to the corporate counsel in exchange for legal services to the corporation.

     During the period of June 30, 1998 there were various transactions to twenty three different accredited and/or sophisticated investors. Total proceeds from these transactions were $ 73,300.

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

     During the period ended June 30, 1998 MVI exercised its stock options as did one of the founders and a key employee of MVI. Two of the remaining founders did not exercise their options during the year.

     There were no options exercised during the three-month period ending June 30, 1999.

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

     Depreciation expense for the period ending June 30, 1999 and 1998 was $2,642 and $ 2,594 respectively.

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)

                          Notes to Financial Statements
                                  June 30, 1999

NOTE F:Major customer
---------------------

     The Company had a purchase commitment to purchase the Company's merchandise from a non-affiliated company. This customer is also to take physical possession of the Company's major assets and use those assets in the ordinary course of its business. Terms are discussed more fully in Note G.


NOTE G:Going concern
--------------------

     As of June 30, 1999, the Company had net losses from operating activities which raise substantial doubt about its ability to continue as a going concern.

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

Results of Operations
---------------------

     The Company had revenues of $0 for the three-month period ending June 30, 1999 compared to $3,666 for the three-month period ending June 30, 1998. To date, the Company has not relied on any revenues for funding its activities and it does not expect to receive significant revenues from operation in the immediate future.

     For the three-month period ending June 30,1999, the Company's general and administrative expenses decreased from $8,324 compared to $14,341 for the corresponding period in 1998. The 1999 amount decrease is due to the lack of sales in 1999 compared to the corresponding period in 1998.

     The Company's net loss was $9,840, for the second quarter of 1999 compared to a net loss of $13,676 for the corresponding period in 1998. This decrease was primarily due to the difference in revenue between the two periods.

Liquidity and Capital Resources
-------------------------------

     As of June 30, 1999, the Company's cash balance was $3, compared to $0 as of June 30, 1998.

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

     In order to implement the strategic plan and meet the Company's anticipated working capital needs, the Company estimates that it will require $150,000 in capital ($125,000 for short-term financing and $25,000 for Salinas Valley and Carmel Valley product development). The short-term financing would include accounts receivable. The Company has a commitment for funding from Monterey Ventures, Inc. ("MVI") for up to $150,000 to implement the Company's current plans. MVI will supply short-term and long-term capital financing, which would be for product development expenses. These funds will be distributed in increments per requests from Home.Web, Inc. to Monterey Ventures, Inc. on an "as needed" basis. This agreement to fund has been added as an exhibit to the previously filed Form10SB. The funds will be used for purchasing product on COD shipments, such as a large order of cheese, or prepaying if the product is drop shipped to the customer. It is anticipated that revenues will be generated during the holiday season in October and November of 1999 and the requirements for funds from Monterey Ventures, Inc. will be minimal. Under the agreement with Monterey Ventures, Inc., the Company can repay the borrowed funds as payment is received from customers. This accommodation is a short term line of credit. This type of funding, if needed, could be structured for a payoff not to exceed
$25,000 in requests in the first year of operations and would be used for equipment or product purchases or research and development. The Company will only be charged interest on any funds used at commercially competitive rates. Because the products are outsourced, the need for capital will be modest. The general cost would be in the graphic design for labeling and financing accounts receivable. Any additional expenses, such as legal and accounting costs, will be paid through this credit accommodation until the Company's revenues are able to cover these expenses.

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

Dated: August 30, 1999