Form 10QSB/A
period 1999-09-30
HOME WEB INC
filed 1999-11-19
CIK 1040227

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


    X                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE ______
--------               SECURITIES EXCHANGE ACT OF 1934
--------

                       For quarterly period ended September 30, 1999

                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
--------               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 001-14889


                                 HOME WEB, INC.
                                 --------------
             (exact name of registrant as specified in its charter)


Nevada                                                 77-0454933
--------------------------------                       -------------------------
(State or other  jurisdiction of                       (IRS Employer
 incorporation or organization                          Identification No.)

200 Camino Aguajito, #200
Monterey, California                                   93940
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:          (831) 375-6209
                                                             ---------------



Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

                                                         __X__Yes     No  ______


The number of shares of the Registrant's Common Stock, $.001 par value, as of September 30, 1999 was 27,147,000, outstanding.
                       ----------

                                 HOME.WEB, INC.
                  FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 1999

INDEX

PART I            FINANCIAL INFORMATION

Item 1                       Financial Statements

Balance Sheet................................................................. 3
Statement of Operations....................................................... 4
Statement of Stockholder's Equity............................................. 5
Statement of Cash Flows....................................................... 6
Summary of Accounting Policies ............................................... 7
Notes to Financial Statements ...........................................   8-10

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2    Management's Discussion and Analysis . . . . . . . . . . . . . . 11-12

PART II                    OTHER INFORMATION

Item 1 Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 2 Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 3 Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . .  12
Item 4 Submission of Matters to a Vote of Security Holders . . . . . . . . .  12
Item 5 Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 6 Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . .  12

       Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------
Item 1. Financial Statements.


                                 HOME.WEB, INC.
                         (A Development Stage Company)
                                  BALANCE SHEET
                               SEPTEMBER 30, 1999


                           ASSETS              September 30,
                                            1999 (Unaudited)

Current assets
  Cash in bank                              $              0
  Non-trade receivable                                 1,450
                                            -----------------
   Total current assets                                1,450

Equipment
  Coolers and equipment                               40,308
  Office equipment                                     9,841
                                            -----------------
                                                      50,149
  Accumulated depreciation                            (9,248)
                                            -----------------
   Total equipment                                    40,901

Other assets
  Trade name                                          11,000
                                            -----------------
   Total other assets                                 11,000

   TOTAL ASSETS                             $         53,351
                                            =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                          $         17,641
  California Franchise Tax payable                     3,116
  Loan from affiliate                                  2,825
                                            -----------------
   Total current liabilities                          23,582

Shareholders' equity
  Capital stock                                       27,507
  Paid in capital                                  1,347,493
  Deficit accumulated during
   development stage
                                                  (1,345,231)
                                            -----------------
    Total shareholders' equity                        29,769
                                            -----------------

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                     $         53,351
                                            =================



                                 HOME.WEB, INC.
                         (A Development Stage Company)
                             STATEMENT OF OPERATIONS
         FOR THE THREE MONTHS AND NINE MONTHS ENDING SEPTEMBER 30, 1999 and 1998



                              The Three             The Three           The Nine           The Nine                    Deficit
                              Months                   Months             Months             Months                Accumulated
                              Period Ended       Period Ended       Period Ended       Period Ended                 During the
                              Sept. 30, 1999   Sept. 30, 1998     Sept. 30, 1999     Sept. 30, 1998                Development Stage
                              --------------   --------------     --------------     --------------               ------------------


Sales                           $         0    $        1,300     $          528     $        6,066             $       18,887
Cost of Sales                             0             1,246                523              5,293                     15,091
                                 ----------     -------------      -------------      -------------                 -----------
Gross Margin                              0                54                  5                773                      3,796
Expenses
 Advertising                                              178                                   785                        849
 Amortization                                           1,244                                 2,228                      1,584
 Consulting fees                                        4,781              5,500             21,696                     11,196
 Equipment rental                                          66                                 2,339                      2,339
 Depreciation                         1,321             1,669              3,963              4,263                      9,248
 Licenses and taxes                                                          145                140                        370
 Office help                                            2,039              1,591             11,791                     12,432
 Office supplies                          3             3,737                588              7,524                      3,679
 Postage                                                   79                                   589                        754
 Travel, meals                                            736                 54              2,022                      2,679
   and entertainment

 Rent, utilities and                                    1,003                248              1,931                      3,591
   telephone

 Organization and                                                         15,318                                        41,674
   start up costs

 Compensation
    due stock issuance                                                                    1,254,500
                                 -----------    --------------     --------------     --------------                -----------
  Total expenses                      1,324            15,532             27,407             55,308                  1,344,895
                                 -----------    --------------     --------------     --------------                -----------
  (Loss) from operations             (1,324)          (15,478)           (27,402)           (54,535)                (1,341,099)
Other income (expense)
 Interest                                                                                        50                         50
 Nondeductible penalties                                                     716                                           882
 State tax expense                                                         1,600                966                      3,200
                                 -----------    --------------     --------------     --------------                -----------
  Total other expenses                    0                                2,316              1,016                      4,132
                                 -----------    --------------     --------------     --------------                -----------
Net loss                        $    (1,324)   $      (15,478)    $      (29,718)    $      (55,551)            $   (1,345,231)
                                 ===========    ==============     ==============     ==============                ===========
Loss per share
 of common stock                $   (0.0004)   $      (0.0006)    $      (0.0010)    $      (0.0020)            $      (0.0490)

Weighted average of
 shares outstanding              27,157,000        25,741,031         27,157,000         25,741,031                 27,157,000
                                ============    ==============     ==============     ==============                ===========



                                 HOME.WEB, INC.
                         (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM INCEPTION THROUGH SEPTEMBER 30, 1999



                                                                                        Deficit
                                                                                    Accumulated
                                           Common                                    During the
                              Common        Stock           Paid in                 Development
                              Shares      Amounts           Capital                       Stage             Total
                          ------------   ------------    --------------           ---------------         -----------



Balance,
December 31, 1998         27,497,000     $  27,497       $  1,347,003             $  (1,315,513)          $    58,987

Common stock issued           10,000            10                490                                             500


Net loss for the period
   ended June 30, 1999                                                                  (29,718)              (29,718)
                          -----------    ----------      -------------            --------------          ------------
                          27,507,000     $  27,507       $  1,347,493             $  (1,345,231)          $    29,769
                          ===========    ==========      =============            ==============          ============



                                 HOME.WEB, INC.
                         (A Development Stage Company)
                     STATEMENT OF CASH FLOWS INDIRECT METHOD
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



                                                                                                                     June 30, 1999
                                                                                                                     Cash Flows
                                                                                                                     Accumulated
                                                   Three Months     Three Months    Nine Months       Nine Months    During
                                                   Ended            Ended           Ended             Ended          The Development
                                                   Sept. 30, 1999   Sept. 30, 1998  Sept. 30, 1999    Sept. 30, 1998 Stage
                                                   --------------   --------------  --------------    -------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                 $     (1,324)     $   (15,478)    $   (29,718)       $  (55,551)    $  (1,345,231)
Adjustments to reconcile net income to net cash
    provided by operating activities

  Depreciation and amortization                          1,321            2,922           3,963             6,491             9,248
  Stock issued for services                                                                                               1,254,500
  Expensing of organization costs                                                         2,366                               2,366
  Attorney fees for stock                                                                   500                                 500
  Increase in accounts receivable                                            66                            (1,500)           (1,450)
  Increase in current liabilities                            0              174          22,792             9,290            23,592
                                                      ---------        ---------       ---------        ----------       -----------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                                 (3)         (12,316)            (97)          (41,270)          (56,475)
INVESTING ACTIVITIES
  Increase in other assets                                                                                 11,000            13,376
  Purchase of equipment                                                     500                            31,554            50,149
                                                      ---------        ---------       ---------        ----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                                       500                            42,554            63,525
FINANCING ACTIVITIES
  Sale of common stock                                                   10,100                            83,400           120,000
                                                      ---------        ---------       ---------        ----------       -----------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                (3)          (2,716)            (97)             (424)                0

Cash and cash equivalents at the beginning of
    the period
                                                             3            2,716              97               267                 0
                                                      ---------        ---------       ---------        ----------       -----------
CASH AND CASH EQUIVALENTS AT THE END OF
       THE PERIOD                                 $          0      $         0     $         0        $     (157)    $           0
                                                      =========        =========       =========        ==========       ===========


                             HOME.WEB, INCORPORATED
                             ----------------------
                          (A DEVELOPMENT STAGE COMPANY)
                   Summary of Significant Accounting Policies
                               September 30, 1999


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

Common Stock
------------
Common stock is at .001 par value with 50,000,000 shares authorized, 27,147,000 outstanding as of September 30, 1999.

Stock Options
-------------
Stock that is issued for services rendered is recorded at the fair value of the stock in the year that the stock is given and recorded as an expense in the same year.

Material Adjustments
--------------------
Management represents that all material adjustments to the financial statements have been made.

                                 HOME.WEB, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               September 30, 1999

Note A:Background
-----------------
The Company was incorporated under the laws of the State of Nevada on September 15,1995. The principal activities of the Company, from the beginning of the development stage, have been organizational matters and the sale of stock. The Company was formed to sell wholesale gourmet and specialty cheese on the Internet. During the period ending September 30, 1999 the Company had sales and incurred expenses against those sales, but the activity was immaterial for the purposes of SFAS No. 7.


Note B:Related Party Transactions
---------------------------------
There were no material related party transactions for the three month period ending September 30, 1999.

For the nine month period ending September 30, 1998 the Company paid to Monterey Ventures a total of $ 12,550 for overhead expenses such as office help and computer equipment. Monterey Ventures has a management contract with the Company and is a shareholder in the Company.

During the period of September 30, 1998 the Company paid one of its founders $500 for consulting services to the Company.

Note C:Income taxes
-------------------

The benefit for income taxes from operations consisted of the following components: current tax benefit of $ 4,458 for September 30, 1999 and $8,333 as of September 30, 1998 resulting from a net loss before income taxes, and deferred tax expenses of $ 4,458 and $8,333 respectively resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2013.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

                                 HOME.WEB, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               September 30, 1999

NOTE C:Public stock offering
----------------------------
During the periods ending September 30, 1999 and 1998, pursuant to an exemption under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the
Act), the Company sold solely to accredited and/or sophisticated investors, its common stock. The only transaction during the period of September 30, 1999 was 10,000 shares of stock issued to the corporate counsel in exchange for legal services to the corporation.

During the period of Septemebr 30, 1998 there were various transactions to thirty three different accredited and/or sophisticated investors. Total proceeds from these transactions were $ 120,000.

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

During the period ended September 30, 1998 MVI exercised its stock options as did one of the founders and a key employee of MVI. Two of the remaining founders did not exercise their options during the year.

There were no options exercised during the three-month period ending September 30, 1999.

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

Depreciation expense for the period ending September 30, 1999 and 1998 was $3,963 and $4,263 respectively.

                                HOME. WEB, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               September 30, 1999

NOTE F:Major customer
---------------------
The Company had a purchase commitment to purchase the Company's merchandise from a non-affiliated company. This customer is also to take physical possession of the Company's major assets and use those assets in the ordinary course of its business. Terms are discussed more fully in Note G.


NOTE G:Going concern
--------------------
As of September 30, 1999, the Company had net losses from operating activities which raise substantial doubt about its ability to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------
     During the third quarter, there was no significant change in the Company's financial condition or operations. THew Company has received revenues of $528.00 for the year to date. The Company has negotiated a line of credit in the amount of $150,000 from Monterey Ventures, Inc. which is expected to carry the Company through the year end. To date, the Company has not drawn upon the line of credit. It has executed an agreement to supply its line of products to Internet Foods, Inc. It has begun to receive holiday orders from Internet Foods, Inc. These orders will be reflected in the Company's fourth quarter results. In addition, it will be introducing its own gourmet brands at trade shows next year. During the next twelve months additional funds may be received if revenues are not sufficient. Management believes the line of credit and revenues expected will provide adequate cash for operations.

No material commitments for capital expenditures were made during the third quarter and none are expected in the fourth quarter. There is no research and development underway or planned.

The heavy fourth quarter, seasonal selling period should have an impact on short term revenues.

There were no changes in the mix of sources between equity, debt and off-balance sheet financing arrangements.

The Company has planned to introduce its own trademarked line of goods in the fourth quarter of 1999. However, the Company decided to postpone introduction of its "Carmel Valley Farms" and "Salinas Valley Farms" brands of gourmet foods until the first quarter of 2000. No other unanticipated events or transactions affected projected income.

The Company will introduce both its "Carmel Valley Farms" and "Salinas Valley Farms" brands of gourmet foods product at its exhibit at the annual Fancy Foods Trade Show in San Francisco (January 23, 2000). This is one of the largest food-specialty shows in the United States. Then, the Company plans to attend the next major trade show in Philadelphia (June of 2000).

The Company is in the process of hiring a sales and marketing manager who has had extensive experience in the food industry. In addition, the introduction of its branded gourmet food products should stimulate sales.

The Company anticipates that its selling costs will increase because of (1) the planned addition of a national sales and marketing manager; and (2) increased participation in industry trade shows.

There have been no material increases in net sales or revenue (historically, the fourth quarter is the period of heaviest sales).

The Company has been a developmental stage company for the past three years and, therefore has not felt the effect of inflation. The primary inflationary concern involves milk pricing. Should short pricing increase, the Company will have increased all of its sales.


                          PART II -- OTHER INFORMATION
                          ----------------------------
Item 1. Legal Proceedings.
--------------------------
None

Item 2. Changes in Securities.
------------------------------
None

Item 3. Defaults Upon Senior Securities.
----------------------------------------
None

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------
None

Item 5. Other Information.
--------------------------
None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
None

Signature Page
--------------
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 HOME.WEB, INC.


                                                 /S/ Dennis Davis
                                                 -------------------------------
                                                 Dennis Davis
                                                 President


Dated: November 18, 1999