Form 10KSB
period 1999-12-31
HOME WEB INC
filed 2000-03-29
CIK 1040227

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D C. 20549

                                    FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1999

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________ to ____________

         Commission File No.  001-14889

                                 HOME.WEB, INC.
                                 --------------
             (Exact name of Registrant as specified in its charter)

    NEVADA                                                            77-0454933
    ------                                                            ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

200 Camino Aguajito, #200, Monterey, California                        93940
-----------------------------------------------                        -----
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code: (831) 375-6209

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----

Securities registered pursuant to Section 12 (g) of the Act:

                         Common Stock, $.001 par value
                         -----------------------------

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No lndicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March, 1996, there is no aggregate market value of the voting stock held by non-affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                             Outstanding as of December 31, 1999
          -----                             -----------------------------------
$0.001 Par Value, Common Stock                      27,157,000 Shares

                                     PART I

ITEM 1. Description of Business.

     Home.Web, Inc. ("Home Web," the "Company") was incorporated in Nevada on September 15, 1995 with authorized capital of ten million (10,000,000) shares of common stock, par value $0.001 per share. From incorporation until May 1, 1997, the Company was inactive, although the current board of directors held meetings that were necessary in order to pre-plan the organization of the Company and to establish a definitive business plan prior to commencing operations on May 1, 1997. The Board also commenced forming its plan to proceed into the gourmet food market prior to the May 1, 1997 commencement date. By the time of its May 1, 1997 commencement of operations the Company had a specific business plan.

     From May 1997, the Company has been a development stage company specializing in a variety of handmade Monterey Jack cheeses. The Company selected the product line and the method of marketing to use and made many basic decisions regarding the amount of products to be offered, the colors of the packaging and other details. Test marketing has also been done on a limited basis. The Company is satisfied with its test market results on the cheese products and will now be expanding sales efforts. The Company will also proceed with a plan to expand its wholesale line, as outlined below, and is seeking candidates for manufacturing, distribution and promotion of its products. No retail activities will be entered into by the Company; rather, Home Web will continue to source products and sell them wholesale.

     On May 1, 1997, the Company commenced an offering, pursuant to Regulation D of the Securities Act of 1933 (the "Act"), Rule 504, of up to 2,400,000 shares of its common stock at a price of $0.05 per share. This offering was conducted in order to raise money for working capital and inventory. On September 24, 1998, the offering was completed with all shares being sold and issued for a total of $120,000, less offering costs of $15,000 being received by the Company. The funds were used for inventory, working capital, consulting fees and legal and accounting fees. A closing Form D was filed September 24, 1998. The consulting fees were paid to Monterey Ventures, Inc. for assistance in completing the business plan for the Company. The professional assistance provided was in the areas of corporate structure, finance, management structure, time-line projections, future funding assistance and marketing.

     In June 1997, the Company increased its authorized capital to fifty million (50,000,000) shares of common stock, par value $0.001 per share.

     After further consumer testing, the Company believes that it has developed an acceptable line of "hand-rolled" cheese products. It has executed an agreement to supply its line of products to Internet Foods, Inc.

     The Company introduced its own trademarked line of foods in the fourth quarter of 1999. It decided to postpone introduction of its "Carmel Valley Farms" and "Salinas Valley Farms" brands of gourmet foods. It introduced both product lines at its exhibit at the annual Fancy Foods Trade Show in San Francisco (January 23 - 25, 2000), one of the largest food-specialty shows in the United States.

     The Company has a wholesale sales agreement with California Cheese Connection. It is in the process of establishing strategic alliances with several other providers of gourmet food products and accessories. There is an abundant supply of raw materials (primarily milk).

     At present, the Company has two employees and anticipates adding one more employee during the next twelve months.

     All of the Company's revenues since inception have been derived from customers within the United States.

     As of December 31, 1999, there were 27,157,000 shares of $0.001 Par Value Common Stock outstanding.

ITEM 2. Description of Property

     The Company's sales and administrative office is located 603 Mar Vista Drive, Monterey, CA 93940. It has no other physical facilities.

ITEM 3. Legal Proceedings.

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholders Matters.

     None.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     During the year, the Company's financial condition has minimal changes as a result of operations. The Company received revenues of $528. This is a decrease of $6737 from the previous years revenue of $7,265.

     At present, the Company's major sources of liquidity and cash consist of accounts receivable ($1450) and liquidation of inventory ($50,149) which are internal resources.

     No material commitment for capital expenditures were made during the year. There is no research and development underway. The Company continues to develop its Carmel Valley Farms brand which will not require significant expenditures.

     There was an increase of $2000 on notes payable with a increase of $17655 in accounts payable. The note payable was funded by Monterey Ventures Inc.

     The Company has not been affected by unusual events on transactions that would have any impact on reported income or operations.

     The Company increase in sales was a result of its marketing efforts.

     Currently, the Company knows of no events that will cause a material change in cost and revenues.

     The Company plans to increase its market share by soliciting retailers and is considering development of an Internet web site.

     The Company is still in its development stage and has not felt the effects of inflation. The primary concern would be an increase in milk price that would have a ripple effect on wholesale cheese prices. Should an increase occur, the Company would increase its cost of sales.

ITEM 7. Financial Statements and Supplementary Data.

HAWKINS ACCOUNTING                           341 MAIN STREET  SALINAS, CA  93901
CERTIFIED PUBLIC ACCOUNTANT                    (831) 758-1694 FAX (831) 758-1699

To the Board of Directors and Shareholders
Home Web, Incorporated
Monterey, California

Independent Auditor's Report

I have audited the balance sheet of Home Web, Incorporated (a development stage company) as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides reasonable basis for my opinion.

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Home Web, Incorporated, as of December 31, 1999 and 1998 the results of operations the cash flows and the cumulative results of operations and cumulative cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note H to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Hawkins Accounting
----------------------

February 8,2000

                             HOME WEB, INCORPORATED
                         (A Development Stage Company)
                                 BALANCE SHEET
                           December 31, 1999 and 1998



                                                                        1999            1998
                                                                        ----            ----
ASSETS
Current assets
   Cash in bank                                                         $         7     $       97
   Non-trade receivable                                                       1,450          1,450
       Total current assets                                                   1,457          1,547

Equipment
   Coolers and equipment                                                     40,308         40,308
   Office equipment                                                           9,841          9,841
                                                                             50,149         50,149
   Accumulated depreciation                                                  (9,288)        (5,285)
      Total equipment                                                        40,861         44,864

Other assets
   Organizational expenses                                                                   3,960
   Trade name                                                                11,000         11,000
      Total other assets                                                     11,000         14,960
Less accumulated amortization                                                               (1,584)
                                                                                            13,376
   TOTAL ASSETS                                                         $    53,318     $   59,787

LIABILITIES AND SHAREHOLDERS'EQUITY
Current liabilities
   Accounts payable                                                     $    17,655       $
   California Franchise Tax payable                                           3,116
  Loan from affiliate                                                         2,825            800
      Total current liabilities                                              23,596            800

Shareholders' equity
   Capital stock                                                             27,507         27,497
   Paid in capital                                                        1,347,493      1,347,003
   Deficit accumulated during development stage                          (1,345,278)     1,315,513)
      Total shareholders' equity                                             29,722         58,987

TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY                               $    53,318     $   59,787



             See accompanying notes and accountant's review report

                            HOME WEB, INCORPORATED
                         (A Development Stage Company)
                            Statement of Operations
                For the years ending December 31, 1999 and 1998


                                                                                                        Deficit
                                                                                                        Accumulated
                                                                                                        During
                                                                                                        Development
                                                                        1999            1998            Stage
                                                                        ----            ----            -----
Revenue
   Sales                                                                $       528     $      7,265    $       18,887
Cost of sales                                                                   523            5,193            15,091
Gross margin                                                                      5            2,072             3,796
Expenses
   Advertising                                                                    7              785               856
   Amortization                                                                                  792             1,584
   Consulting fees                                                            5,500            4,496            11,196
   Equipment rental                                                                            2,339             2,339
   Depreciation                                                               4,003            4,263             9,288
   License and taxes                                                            145              225               370
   Meals and entertaininent                                                                      302               848
   Office help                                                                1,591           10,841            12,432
   Office supplies                                                              588            2,783             3,760
   Postage                                                                                       621               673
   Travel                                                                        54            1,720             1,831
   Telephone and utilities                                                                     1,030             1,243
   Rent                                                                         248              900             2,348
   Business start up costs                                                   15,318           10,480            41,674
   Compensation due stock issuance                                                                           1,254,500
      Total expenses                                                         27,454           41,577         1,344,942
      (Loss) from operations                                                (27,449)         (39,505)       (1,341,146)
Other income (expense)
   Interest                                                                                      (50)              (50)
   Nondeductible penalties                                                     (716)            (166)             (882)
   State tax expense                                                         (1,600)            (800)           (3,200)
      Total other expenses                                                   (2,316)          (1,016)           (4,132)

      Net loss                                                          $   (29,765)    $    (40,521)   $   (1,345,278)
Loss per share
   of common stock                                                      $   (0.0011)    $    (0.0021)   $      (0.0495)

Weighted average of
   shares outstanding                                                    27,157,000       26,563,959        26,563,959


                 See accompanying notes and accountant's report

                             HOME WEB, INCORPORATED
                         (A Development Stage Company)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                               December 31, 1999


                                                                                        Deficit
                                                                                        Accumulated
                                            Common stock                                During
                                                                        Paid in         Development
                                        Shares          Amount          Capital         Stage           Total
                                        ------          ------          -------         -----           -----
Balance,
   December 31, 1998                    27,497,000      $     27,497    $   1,347,003   $ (1,315,513)   $    58,987
Common stock issued                         10,000                10              490                           500
Net loss for the period
ended December 31, 1999                                                                      (29,765)       (29,765)
                                        27,507,000      $     27,507    $   1,347,493   $ (1,345,278)   $    29,722


             See accompanying notes and accountant's review report

                             HOME WEB, INCORPORATED
                         (A Development Stage Company)
                    Statement of Cash Flows-Indirect Method
                For the years ending December 31, 1999 and 1998



                                                                                                                Deficit
                                                                                                                Accumulated
                                                                                                                During
                                                                                                                Development
                                                                                1999            1998            Stage
                                                                                ----            ----            -----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                               (29,765)        $ (40,521)      $    (1,315,513)

Adjustment to reconcile net income to net cash
   provided by operating activities
   Depreciation and amortization                                                  4,003             5,055                 6,869
   Stock issued for services                                                        500                               1,254,500
   Increase in accounts receivable                                                                    (50)               (1,450)
   Increase in accrued liaibilities                                               5,141
   Decrease in other assets                                                       2,376
   Increase (Decrease) in accounts payable                                       17,655            (5,500)                  800
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           (90)          (41,016)              (54,794)
INVESTING ACTIVITIES
   Increase in other assets                                                                        11,000                14,960
   Purchase of property, plant and equipment                                                       31,554                50,149
NET CASH USED IN INVESTING ACTIVITIES                                                              42,554                65,109
FINANCING ACTIVITIES
   Sale of common stock                                                                            83,400               120,000
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (90)             (170)                   97
Cash and cash equivalents at beginning of the year                                   97               267                     0

CASH AND CASH EQUIVALENTS AT END OF YEAR                                              7         $      97                    97


                 See accompanying notes and accountant's report

                             HOME.WEB INCORPORATED
                             ---------------------
                          (A DEVELOPMENT STAGE COMPANY)

                         Notes to Financial Statements
                           December 31, 1999 and 1998

Note A:  Summary of Significant Accounting Policies
-------  ------------------------------------------

Development Stage Company
-------------------------

     Home Web, Inc. (the "Company") is a development stage company as defined in the Financial Accounting Standards Board No. 7. The Company is devoting substantially all, of its present efforts in securing and establishing a new business, and although planned principal operations have commenced, substantial revenues have yet to be realized.

Use of estimates
----------------

     The preparation ofthe financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates,

Cash equivalents
----------------

     For the purpose of the statement of cash flows, the company considers all highly liquid debt instruments purchased with the original maturity of three months or less to be cash equivalents.

Organization and Business Start Up and Amortization
---------------------------------------------------

     Organization costs are recordod at cost. Amortization is calculated by the straight-line metbod over a period of sixty months. Amortization for the year ending December 31, 1998 was $792.

Income Taxes
------------

     Income laxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when tho assets and liabilities are recovered or settle. Deferred taxes are also recognized for operating losses that are available to offset future federal income taxes.

Common Stock
------------

     Common stock is at $.001 par value with 50,000,000 shares authorized, 27,507,000 outstanding as of December 31, 1999 and 27,497,000 outstanding as of December 31, 1998.

                             HOME.WEB, INCORPORATED
                             ----------------------
                         (A DEVELOPMENT STAGE COMPANY)

                          Notes to Financial Statements
                            December 31,1999 and 1998

Stock Options
-------------

     Stock that is issued for services rendered are recorded at the fair value of the stock in the year that the stock is given and recorded as an expense in the same year.

Note B: Background
------------------

     The Company was incorporated under the laws of the State of Nevada on September 15,1995. The principal activities of the Company, from the beginning of the development stage, have been organizational matters and the sale of stock. The Company was formed to sell wholesale gourmet and specialty cheese on the Internet. During the periods ending December 31, 1999 and 1998 the Company had sales and incurred expenses against those sales, but the activity was immaterial for the purposes of SFAS No. 7.

Note C: Related Party transactions
----------------------------------

     The Company entered into an agreement with Monterey Ventures, Inc ("MVI"), an affiliated company and a shareholder, whereby; MVI will provide investment banking and other consulting services to the Company. The agreement is for $1000 of which $4,500 was paid in 1999 and $5,500 was paid for 1998. The company also paid rent to MVI under a rental agreement $900 during the year ending December 31, 1998. Total other reimbursements to MVI for office expenses, phone services etc. amounted to $5,790 for the year ending December 31, 1998.

     During the year 1998 the Company paid one of its founders $500 for consulting services to the Company.

Note D: Income taxes
--------------------

     The benefit for income taxes from operations consisted of the following components: current tax benefit of $9,000 resulting from a net loss before income taxes, and deferred tax expenses of $9000 from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2014.

     The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

     The income tax returns were filed without taking into consideration the $1,254,500 deduction for the issuance of common stock for compensation of services in the prior year. Net operating losses that are being carried forward are

                             HOME.WEB, INCORPORATED
                             ----------------------
                         (A DEVELOPMENT STAGE COMPANY)

                          Notes to Financial Statements
                            December 31,1999 and 1998

     only the amounts that are represented by cash flows. No deferred tax asset has been set up to book the tax benefit of the $1,254,500 stock for services.

Note E: Public stock offering
-----------------------------

     During the period ending December 31,1998. pursuant to an exemption under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the
     Act), the Company sold solely to accredited and/or sopbisticated investors, its common stock. Each share has a par value of $.001. The stock was sold during various times during the year to 30 different investors buying a total 1,515,000 common shares of the Company's stock. Total proceeds, from the offerings, as of the period ended December 31, 1998 were $83,400. There were no sales of stock during the period ending December 31, 1999, The only capital transaction occurring during the year ending December 31, 1999 was the issuance of 10,000 shares of stock to corporate counsel in exchange legal services.

Note F: Stock options
---------------------

     It was voted upon at the organizational meeting during 1997 to grant options to officers of the corporation and MVI, an affiliafed Company along with one of the employees of MVI. These options are to be exercised at $.001 to the officers of the corporation and the employee and $.01 to MVI. These options have an expiration date of December 31, 1999. As these options are considered compensatory the expense was recognized in the prior ycar.

     During the year ended December 31, 1998, MVI exercised its stock options as did one of the shareholders and the employee of MVI. Two of the remaining founders did not exercise their options during that year. These options total 350,000 shares.

     No options were exercised during 1999.

Note G: Property, equipment and depreciation
--------------------------------------------

     Property and equipment are recorded at cost, Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     Depreciation expense for the period ending December 31, 1999 was $4,003 December 31, 1998 of $4,263.

Note H: Maior customer
----------------------

                             HOME.WEB, INCORPORATED
                             ----------------------
                         (A DEVELOPMENT STAGE COMPANY)

                         Notes to Financial Statomenis
                           December 31, 1999 and 1998

     The Company had a purchase commitment to purchase the Company's merchandise from a nonaffiliated company. This customer is also to take physical possession of the Company's major assets and use those assets in the ordinary course of its business. Terms are discussed more fully in Note I.

Note I: Going concern
---------------------

     Since inception, the Company has had net losses from operating activities, which raise substantial doubt about its ability to continue as a going concern,

     The Company is in the process of raising initial working capital through a public offering of its common stock, which is expected to provide liquidity until operations become profitable. The Company has obtained a commitment for up to $ 150,000 from a significant shareholder, Monterey Ventures, Inc for funding over the next twelve months. The funds would be paid distributed in increments per requests from the Company on an "as needed" basis. Under the agreement, the Company can repay the borrowed funds in increments as the Company receives payment from its' customers. Also in the credit agreement is any funds needed for longer than twelve months would be considered long term debt. This type of funding, if needed, would be structured for a twenty four or thirty-six month payoff not to exceed $ 25,000 in requests in the first year of operations.

     The Company has signed an agreement with Internet Food Company to purchase its' products. Internet Food Company has already penetrated the hotel and gift basket market and has further developed a web site to market its goods. The two companies are in the process of identifying specific products that Home Web. Inc. would supply wholesale.

     The Company's ability to continue as a going concern is dependent upon a successful public offering and ultimately achieving profitable operations. There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty,

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

ITEM 9. Directors, Executive Officers, Promotors and Control Persons.

     The following information sets forth the names of the officers and directors of the Company, their present positions with the Company and biographical information.

Dennis Davis. (Age 48). President, Chief Executive Officer, Director. Mr. Davis has been involved with the Company since April 1997 as its President, CEO and Director. From 1994 to the present, he has been self employed as an independent consultant specializing in financial matters, creating and developing business plans, strategic planning and assisting privately owned and public companies with financing, acquisition financing and liquidity options. Mr. Davis also serves on the Monterey Golf Foundation committee, a non-profit organization that is responsible for the AT&T Pro-Am Golf Tournament. Before becoming a consultant, Mr. Davis was in the banking industry for fifteen years and has management and planning experience. His banking career included, at various times, the positions of Administrator of the Lending Department, Vice President, Senior Commercial Loan Officer, Vice President responsible for the Real Estate and Construction Department, Vice President responsible for the Loan Adjustment Department and Branch Manager. He is the husband of Cornelia Davis, an officer and director of the Company.

Cornelia Davis. (Age 34). Secretary, Treasurer, Director. Ms. Davis is the President of CDIC Financial Services, a financial and business consulting company and has been since 1995. She has served as a consultant with Professional Detailing, Inc., a contract pharmaceutical company operating out of New Jersey from July of 1997 to present. From 1996 to 1997 she worked in marketing and promotions for CUC International, which produces an annual publication involving the entertainment industry. From 1992 to 1995, she consulted for a retail golf company in the position of investor relations coordinator. Prior to this, Ms. Davis was the Business Development Director of Chicago Title Company. She also was the founder of Yavapai Land Fund Mutual, an Arizona real estate investment company. Ms. Davis received a B.A. degree in Organization and Communication from Arizona State University and has been a director and the Secretary of the Company since June 1, 1997. She is the wife of Dennis Davis, the President and a director of the Company.

Florence G. Roberts. (Age 49). Director. Ms. Roberts is currently a consultant for Monterey Season's, Inc., a gourmet and specialty foods company and has been since October 1997. She is assisting this company with its business strategies and capital formation. Since 1996, Ms. Roberts has been actively involved in the management of rental properties on the Monterey Peninsula and has sold art work for local galleries on a free-lance basis. From 1989 to 1996, Ms. Roberts owned and operated "Lonesome Dove," a retail store in Carmel, California which specialized in the sale of western wear and Indian artifacts. Ms. Roberts received her B.A. in English from Illinois State Normal University in 1972 and attended Anthony School of Real Estate in Pacific Grove, California, in 1974. She has been a director of the Company since June 1996.

ITEM 10. Executive Compensation.

     None.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of December 31, 1999, the beneficial ownership of the Company's Common Stock by each person known by the Company to beneficially own more than 5% of the Company's Common Stock, including options, outstanding as of such date and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly.

(1)                                 (2)                                (3)                       (4)
                                    Name and address of                         Amount and Nature         Percent
Title of Class                      beneficial owner                            of beneficial owner       of class
--------------                      ----------------                            -------------------       --------
Common stock                        Dennis Davis                                15,250,000                56.2%
                                    P.O. Box 653
                                    Pacific Grove, CA 93950

Common stock                        Cornelia Davis                               5,100,000                 18.8%
                                    P.O. Box 653
                                    Pacific Grove, CA 93950

Common stock                        Florence G. Roberts                          4,050,000                 14.9%
                                    20 Paso Del Rio
                                    Carmel Valley, CA 93924

Common stock                        Monterey Ventures, Inc.                      1,550,000                 5.7%
                                    200 Camino Aguajito
                                    Monterey, CA 93940

Common stock                        Directors and Officers                      24,400,000                89.9%
                                    as a group (3 persons)


ITEM 12. Certain Relationships and Related Transactions.

     None.

ITEM 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                  HOME.WEB, INC.

Date: March 28, 2000                                        By: /s/ Dennis Davis
--------------------                                        --------------------
                                                            Dennis Davis