Form 10QSB
period 2000-03-31
HOME WEB INC
filed 2000-05-19
CIK 1040227

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  quarterly period ended March 31, 2000

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the transition period from _______________ to

Commission file number:  001-14889

                                 HOME WEB, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)


           Nevada                                         77-0454933
           ------                                         ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization

200 Camino Aguajito, #200 Monterey, California                         93940
----------------------------------------------                         -----
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (831) 375-6209


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

                                   __X__Yes         No


The number of shares of the Registrant's Common Stock, $.001 par value, as of March 31, 2000 was 27,147,000 outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


HAWKINS ACCOUNTING
CERTIFIED PUBLIC ACCOUNTANT                     341 MAIN STREET SALINAS CA 93901
                                              (831) 758-1694  FAX (831) 758-1699

To the Board of Directors and Shareholders
Homc Web, Incorporated
Monterey, California

I have reviewed the accompany balance sheet of Home Web, Incorporated as of March 31 2000 and 1999, and the related statements of income and shareholders' equity and cash flows for the three months then ended, in accordance with Statements on Standards fox Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Home Web, Incorporated.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an. opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modiications that should be made to the accompanying financial statements and the cumulative results of operations and cash flows in order for them to be in conformity with generally accepted accounting principles.


/s/ Hawkins Accounting
----------------------
May 12, 2000

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)
                                  BALANCE SHEET
                             March 31, 2000 and 1999


                                     ASSETS
                                                                              2000                         1999
                                                                              ----                         ----
Current Assets
     Cash in bank-First National                                                   (17)                    $      82
     Accounts receivable                                                         1,450                         1,450
          Total Current Assets                                                   1,433                         1,532

Equipment

Coolers and equipment                                                          40,308                         40,308
Office equipment                                                                9,841                          9,841
                                                                               50,149                         50,149
Accumulated depreciation                                                        9 288                          6,606
     Total Equipment                                                           40,861                         43,543

Other assets

Trade name                                                                     11,000                         11,000
     Total Other Assets                                                        11,000                         11,000
     TOTAL ASSETS                                                              53,294                      $  56,075

LIABILITIES AND CAPITAL

Current liabilities

     Accounts payable                                                          17,655                         13,442
     Loan from affiliate                                                        2,825                            100
     California Franchise Tax                                                   3,916                          1,600
          Total Current Liabilities                                            24,396                         15,142
          TOTAL LIABILITIES                                                    24,396                         15,152
Common stack                                                                   27,507                         27,507
Paid in capital                                                             1,347,493                      1,347,493
Deficit accumulated during development stage                                1,346,102                      1,334,067
          TOTAL CAPITAL                                                        28,898                         40,933
TOTAL LIABILITIES AND CAPITAL                                                  53,294                      $  58,075


                 See accompanying notes and accountant's report

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
               For the three months ending March 31, 2000 and 1999

                                                                                                        March 31, 2000
                                                                                                        Deficit
                                                                                                        Accumulated
                                                                                                        During
                                                                                                        Development
                                                        2000                    1999                    Stage
                                                        ----                    ----                    -----
Revenue
   Sales                                                $         0             $        528                 18,887
Cost of sales                                                     0                      523                 15,091
Gross margin                                                      0                        5                  3,796

Expenses
   Advertising                                                                                                  849
   Amortization                                                                                               1,584
   Consulting fees                                                                     1,000                  6,696
   Equipment rental                                                                                           2,339
   Depreciation                                                                        1,321                  6,606
   License and taxes                                                                                            225
   Meals and entertainment                                                                                      848
   Office help                                                                                               10,841
   Office supplies                                               24                      120                  3,316
   Postage                                                                                                      673
   Travel                                                                                                     1,777
   Rent                                                                                                       2,100
   Business start up costs                                                                                   26,356
   Compensation due stock issuance                                                                        1,254,500
   Telephone and utilities                                                                                    1,243
   Development stage expense                                                          12,952                 12,952
   Organization casts                                                                  2,366                  2,366
      Total expenses                                             24                   17,759              1,335,271
     (Loss) from operations                                     (24)                 (17,754)            (1,331,475)

Other income (expense)
   Interest                                                                                                     (50)
   Nondeductible penalties                                                                                     (166)
   State tax expense                                           (800)                    (800)                (3,200)
      Total other expenses                                     (800)                    (800)                (3,416)
      Net loss                                          $      (824)            $    (18,554)         $  (1,334,891)

Loss per share
   of common stock                                      $  ($0.0000)            $    (0,0007)         $     (0,0491)

Weighted average of
   shares outstanding                                    27,507,000               27,157,000             27,157,000


                 See accompanying notes and accountant's report

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                             March 31, 2000 and 1999


                                                                                        Deficit
                                                                                        Accumulated
                                                                                        During
                                    Common Stock                        Paid in         Development
                                Shares          Amount                  Capital         Stage                   Total
                                ------          ------                  -------         -----                   -----
Balance,
  December 31, 1998             27,497,000      $    27,497               1,347,003     $  (1,315,513)          $   58,987
Options exercised                        0                                                                               0

Common stock
  issued                            10,000               10                     490                                    500
Net loss for the
  period ended
  March 31, 1999                                                                              (18,554)             (18,554)
                                27,507,000      $    27,507               1,347,493     $  (1,334,067)          $   40,933


Balance,
  December 31, 999              27,507,000           27,507               1,347,493        (1,345,278)              29,722
Net loss for the
  period ended
  March 31,2000                                                                                  (824)                (824)
                                27,507,000           27,507               1,347,493        (1,346,102)              28,898


                 See accompanying notes and accountant's report

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)
                     STATEMENT OF CASH FLOWS-INDIRECT METHOD
               For the three months ending March 31, 1999 and 1998


                                                                                                March 31, 1999
                                                                                                Deficit
                                                                                                Accumulated
                                                                                                During
                                                                                                Development
                                                2000                    1999                    Stage
                                                ----                    ----                    -----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                               $     (824)             $    (18,554)           $     (1,344,067)
Adjustment to reconcile net income to net cash
   provided by operating activities
   Depreciation                                                                1,321                       8,190
   Stock issued for services                                                                           1,254,500
   Expensing of organization costs                                             2,366                       2,366
   Attorney fees for stock                                                       500                         500
   Increase in accounts receivable                                                                        (1,450)
   Increase in current liabilities                     800                    14,352                      15,152
NET CASH PROVIDED BY OPERATING ACTIVITIES              (24)                      (15)                    (54,809)
INVESTING ACTIVITIES
   Increase in other assets                                                                               14,960
   Purchase of property, plant and equipment                                                              50,149

NET CASH USED IN INVESTING ACTIVITIES                                                                     65,109

FINANCING ACTIVITIES
   Sale of common stock                                                                                  120,000

INCREASE(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                         (24)                      (15)                         82
Cash and cash equivalents at the beginning
   of the period                                         7                        97                           0
CASH AND CASH EQUIVALENTS AT THE END
   OF THE PERIOD                                $      (17)             $         82            $             82


Supplemental schedule of noncash operating and financing activities

The Company  issued 10,000 shartes of
common stock with a par value of $.001 and a market value of $.05 for legal fees.
Total expense $500. The Company expensed in the current year in accordance with SOP 98-05 organization costs with a net book value of $ 2,366.


                 See accompanying notes and accountant's report

                             HOME WEB, INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                   Summary of Significant Accounting Policies
                             March 31, 2000 and1999

Development Stage Company
-------------------------

     Home Web, Inc. (the "Company") is a development stage company as defined in the Financial Accounting Standards Board No. 7. The Company is devoting substantially all, of its present efforts in securing and establishing a new business, and although planned principal operations have commenced, substantial revenues have yet to be realized.

Use of estimates
----------------

     The preparation of the financial statements in confomity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ frond these estimates.

Cash equivalents
----------------

     For the purpose of the statement of cash flows, the company considers all highly liquid debt instruments purchased with the original maturity of three months or less to be cash equivalents.

Organization and Business Start Up and Amortization.
----------------------------------------------------

     Organization costs were expensed during the period ending March 31, 1999 inn accordance with SOP 98-5. Management made the election to expense the costs fox years beginzdn January 1, 1999.

Income Taxes
------------

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and ,liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settle. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Common Stock
------------

     Common stock is at .001, par value with 50,000,000 shares authorized, 27,507,000 outstanding as of March 31, 2000.

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)

                          Notes to Financial Statements
                             March 31, 2000 and 1999

Note A: Background

     The Company was incorporated under the laws of the State of Nevada on September 15,1995. The principal activities of the Company, from, the beginning of the development stage, have been organizational matters and the sale of stock, The Company was formed to sell wholesale gourmet and specialty cheese on. the Internet. During the period ending March 31, 1999 the Company had sales and incurred expenses against those sales, but the activity was immaterial for the purposes of SEAS No. 7.

Note B: Related Party Transactions

     There were no material related patty transactions for the three month period ending March 31, 1999 and 2000.

Note C: Income taxes

     The benefit for income taxes from operations consisted of the following components: current tax benefit of $ 15,783 for March 31 2000 and $ 2,783 as of March 31, 1999 resulting from a net loss before income taxes, and deferred tax expenses of $ 15,783 and 2,783 respectively resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2013.

     The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tic asset is no longer required.

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)

                          Notes to Financial Statements
                             March 31, 2000 and 1999

NOTE C: Public stock offering

     During the periods ending March 31, 2000 and 1999, pursuant to an exemption under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the Act), the Company sold solely to accredited and/or sophisticated investors, its common stock. The only transaction. during the period of March 31, 1999 was 10,000 shares of stock issued to the corporate counsel in exchange for legal services to the corporation.

Note D: Stock options

     It was also voted upon at the organizational meeting during 1997 to grant options to officers of the corporation and MVI, an affiliated company along with one of the employees of MV1. The options can be exercised at $.001. The options to be exercised are 1,250,000 and have no expiration date. These options are considered compensatory and the expense was recognized in the prior year.

     During the period ended March 31, 1998 MVI exercised its stock options as did one of the founders and a key employee of MV1. Two of the remaining founders did not exercise their options during the year.

     There were no options exercised during the three-month period ending March 31, 1999.

Note E: Property, equipment and depreciation

     Property and equipment are recorded at cost. Maintenance and repairs are expensed as incurred; major renewals and bettennents are capitalized. When items of property acrd equipment are sold or retired, the related casts and accumulated depreciation are removed from the accounts and any gain or loss is included in income,

     Depreciation expense for the period endiag March 31, 1999 $1,321 there was no depreciation during 2000.

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)

                          Notes to Financial Statements
                             March 31, 2000 and 1999

NOTE F: Major customer

     The Company had a purchase commitment to purchase the Company's merchandise from a non-affiliated company. This customer is also to take physical possession of the Company's major assets and use those assets in the ordinary course of its business. Terms are discussed more fully in Note G.

NOTE G: Going concern

     As of March 31, 2000, the Company had net losses from operating activities which raise substantial doubt about its ability to continue as a going concern.

     The Company is in the process of raising initial working capital through a public offering of its common stock, which is expected to provide liquidity until operations become profitable. The Company has obtained a commitment for up to $ 150,000 from a significant shareholder, Monterey Ventures, Ink for funding over the next twelve months. The funds would be paid distributed in increments per requests from the Company on an "as needed" basis. Under the agreement, the Company cart repay the borrowed funds in increments as the Company receives payment from its' customers. Also in the credit agreement is any funds needed for longer than twelve months would be considered long terra debt. This type of funding, if needed, would be structured for a twenty four or thirty-six month payoff not to exceed $ 25,000 in requests in the first year of operations.

     The Company has signed an agreement with Internet Food Company to purchase its' products. Internet Food Company has already penetrated the hotel and gift basket market and has further developed a web site to market its goods. The two companies are in the process of identifying specific products that Home Web. Ire. would supply wholesale.

     The Company's ability to continue as a going concern is dependent upon a successful public offering and ultimately achieving profitable operations. There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not. include any adjustments that might result from the outcome of this uncertainty.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     During the first quarter, net sales for the first three months that ended March 31, 2000 were $0.00 compared to $528.00 for the first quarter of 1999. This decrease is attributable to purchase orders received then canceled by a key customer. This customer was in the process of completing major changes to their business due to poor fourth quarter sales in 1999.

     The company will introduce a new product line in June of 2000 during the next major Fancy Food Show located in Philadelphia. The company is currently working on the new product lines.

     Gross profit for the first quarter amounted to $0.00, compared to $528.00 for the corresponding period in 1999. The decrease in the gross margin from the corresponding period of the prior year is principally attributable to the canceled order by a key customer and the lack of revenue.

     Selling, general and administrative expenses were $24.00 for the first quarter, compared to $17,759 for the corresponding period in 1999. These expenses decreased due to the major drop in sales.

     No material commitments for capital expenditures were made during the first quarter and none are expected in the second quarter. There is no research and development underway or planned at this time.

     There were no changes in the mix of sources between equity, debt and off-balance sheet financing arrangements. The Company has no plans to receive capital from any third party. All capital to cover operating expenses will be received from principals of the Company in the form of loans.

     The company is in the process of adding new product lines and revamping its marketing efforts. The company would also consider a joint venture with another company on co-brand with other companies.

     The company anticipates that its selling and operating costs will increase because of changes to its marketing and revamping of the product lines. There have been no material increases in net sales or revenue. The company has been a development stage company for the past three years and therefore has not felt the effect of inflation. The primary inflationary concern involves milk prices. Should prices increase the company will have to increase its cost of sales.

Item 3. Liquidity and Capital Resources.

     As of March 31, 2000, the company had a cash equivalence of ($17.00). The capital resource available would come from the principals of the company.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.
-----


Item 2. Changes in Securities.

None.
-----


Item 3. Defaults Upon Senior Securities.

None.
-----


Item 4. Submission of Matters to a Vote of Security Holders.

None.
-----


Item 5. Other Information.

None.
-----


Item 6. Exhibits and Reports on Form 8-K

None.
-----

                                 Signature Page

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                  HOME.WEB, INC.





Dated: May 18, 2000                                             /s/ Dennis Davis
-------------------                                             ----------------
                                                          NAME:     Dennis Davis
                                                           TITLE:      President