Form 10QSB
period 2000-06-30
HOME WEB INC
filed 2000-08-25
CIK 1040227

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)


   X              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
   -              SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended June 30, 2000

---------         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _______

Commission file number: 001-14889


                                 HOME.WEB, INC.
                                 --------------
             (exact name of registrant as specified in its charter)


NEVADA                                                       77-0454933
------                                                       ----------
(State or other                                              (IRS Employer
jurisdiction of                                              Identification No.)
incorporation  or
organization)

200 Camino Aguajito, Suite 200, Monterey, California             93940
----------------------------------------------------             -----
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (831) 375-6209
                                                             --------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the
past 90 days. Yes X    No
                  -       --

The number of shares of the Registrant's  Common Stock,  $0.001 par value, as of
June 30, 2000:    27,507,000.
                  ----------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


To the Board of Directors
Home Web, Incorporated
Monterey, California

I have reviewed the accompanying balance sheets of Home Web, Incorporated, as of June 30, 2000 and 1999 and the related statement of operations stockholders' equity and the statement of cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Home Web, Incorporated.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such as opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements and the cumulative results of operations and cash flows in order for them to be in conformity with generally accepted accounting principles.

August 15, 2000

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)
                                  BALANCE SHEET
                             JUNE 30, 2000 and 1999

                                                                                2000                    1999
                                                                                ----                    ----
ASSETS
Current assets
     Cash in bank                                                               $          (50)         $          3
     Non-trade receivable                                                                1,450                 1,450
          Total current assets                                                           1,400                 1,453

Equipment

     Coolers and equipment                                                              40,308                40,308
     Office equipment                                                                    9,841                 9,841
                                                                                        50,149                50,149
     Accumulated depreciation                                                           (9,288)               (7,927)
          Total equipment                                                               40,861                42,222
Other assets
     Trade name                                                                         11,000                11,000
          Total other assets                                                            11,000                11,000
          TOTAL ASSETS                                                          $       53,261          $     54,675

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                           $       17,073          $     17,641
     California Franchise Tax payable                                                    2,262                 3,116
     Loan from affiliate                                                                 5,054                 2,825
          Total current liabilities                                                     24,389                23,582

Shareholders' equity
     Capital stock                                                                      27,507                27,507
     Paid in capital                                                                 1,347,493             1,347,493
     Deficit accumulated during development stage                                   (1,346,128)           (1,343,907)
          Total shareholders' equity                                                    28,872                31,093

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $       53,261          $     54,675


              See accompanying notes and accountant's review report
                                        2

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                             JUNE 30, 2000 and 1999

                                                                                        Deficit
                                                                                        Accumulated
                                                                                        During
                                            Common Stock                Paid in         Development
                                        Shares          Amount          Capital         Stage           Total
                                        ------          ------          -------         -----           -----
Balance,
        December 31, 1998               27,497,000      $     27,497    $    1,347,003  $   (1,315,513)  $    58,987
Common stock issued                         10,000                10               490                           500
Net loss for the period
      ended June 30, 1999                                                                       (28,394)     (28,394)
                                        27,507,000      $     27,507    $    1,347,493  $    (1,343,907) $    31,093


                                                                     2000

Balance,
     December 31, 1999                  27,507,000      $     27,507    $    1,347,493  $    (1,345,278) $    29,722
  Net loss for the period
    ended June 30, 2000                                                                            (850)        (850)
                                        27,507,000      $     27,507    $    1,347,493  $    (1,346,128) $    28,872


             See accompanying notes and accountant's review report

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
        For the three months and six months ended June 30, 2000 and 1999

                                                                                                                       June 30, 2000
                                                                                                                       Deficit
                                                                                                                       Accumulated
                                                                                                                       During
                                                           Three months ended             Six months ended             Development
                                                        2000                1999        2000            1999           Stage
                                                        ----                ----        ----            ----           -----
Sales                                                   $            0      $        0  $          0    $        528   $     18,887
Cost of Sales                                                        0               0             0             523         15,091
Gross Margin                                                         0               0             0               5          3,796
Expenses
     Advertising                                                                                                                856
     Amortization                                                                                                             1,584
     Consulting fees                                                             4,500                         5,500         11,196
     Equipment rental                                                                                                         2,339
     Depreciation                                                                1,321                         2,642          9,288
     Licenses and taxes                                                            145                           145            370
     Office help                                                                 1,591                         1,591         12,432
     Office supplies                                                26             384            50             585          3,810
     Postage                                                                        81                                          673
     Travel, meals and entertainment                                                54                            54          2,679
     Rent, utilities and telephone                                                 248                           248          3,591
     Organization and start up costs                                                                          15,318         41,674
     Compensation due stock issuance                                                                                      1,254,500
           Total expenses                                           26           8,324            50          26,083      1,344,992
           (Loss) from operations                                  (26)         (8,324)          (50)        (26,078)    (1,341,196)
Other income (expense)
     Interest                                                                                                                    50
     Nondeductible penalties                                                       716                           716            882
     State tax expense                                                             800           800           1,600          4,000
           Total other expenses                                      0           1,516           800           2,316          4,932
           Net loss                                                (26)     $   (9,840) $       (850)   $    (28,394)  $ (1,346,128)
Loss per share
     of common stock                                    $      (0.0004)     $  (0.0004) $    (0.0010)   $    (0.0010)  $    (0.0490)
Weighted average of
     shares outstanding                                     27,507,000      27,157,000    27,507,000      27,157,000     27,157,000


             See accompanying notes and accountant's review report

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)
                     STATEMENT OF CASH FLOWS-INDIRECT METHOD
        For the three months and six months ended June 30, 2000 and 1999


                                                                                                                       June 30, 1999
                                                                                                                       Cash flows
                                                                                                                       Accumulated
                                                                                                                       During
                                                         Three months ended                Six months ended            Development
                                                        2000            1999            2000             1999          Stage
                                                        ----            ----            ----             ----          -----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       $        (26)   $      (9,840)  $        (850)   $    (28,394) $ (1,346,128)
Adjustments to reconcile net income to net cash
      provided by operating activities
      Depreciation and amortization                                             1,321                           2,642         9,288
      Stock issued for services                                                                                           1,254,500
      Expensing of organization costs                                                                           2,366         2,366
      Attorney fees for stock                                                                                     500           500
      Increase in accounts receivable                                                                                        (1,450)
      Increase in current liabilities                             (7)           8,440             783          22,792        24,389
NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                                 (33)             (79)            (67)            (94)      (56,535)
INVESTING ACTIVITIES
      Increase in other assets                                                                                               13,366
      Purchase of equipment                                                                                                  50,149
NET CASH USED IN INVESTING ACTIVITIES                                                                                        63,515
FINANCING ACTIVITIES
      Sale of common stock                                                                                                  120,000
INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                (33)             (79)            (67)            (94)          (50)
Cash and cash equivalents at the beginning of the
      period                                                     (17)              82              17              97             0
CASH AND CASH EQUIVALENTS AT THE END OF
      THE PERIOD                                        $        (50)   $           3   $         (50)   $          3  $        (50)
Supplemental disclosure of cash flows
      Taxes paid                                        $      1,654                    $       1,654                  $      1,654


              See accompanying notes and accountant's review report

                             HOME WEB, INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                   Summary of Significant Accounting Policies
                             June 30, 2000 and 1999

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

Common Stock
------------

     Common stock is at .001 par value with 50,000,000 shares authorized, 27,507,000 outstanding as of June 30, 2000.

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2000 and 1999

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

Note B:Related Party Transactions
---------------------------------

     There were no material related party transactions for the six months period ending June 30, 2000 and 1999.

Note C:Income taxes
-------------------

     The benefit for income taxes from operations consisted of the following components: current tax benefit of $ 8,500 for June 30, 2000 and $ 4,259 as of June 30, 1999 resulting from a net loss before income taxes, and deferred tax expenses of $ 8,500 and $ 4,259 respectively resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2013.

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

NOTE C:Public stock offering
----------------------------

     During the periods ending March 31, 1999 and 1998, pursuant to an exemption under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the Act), the Company sold solely to accredited and/or sophisticated investors, its common stock. The only transaction during the period of June 30, 1999 was 10,000 shares of stock issued to the corporate counsel in exchange for legal services to the corporation. There were no transaction through June 30, 2000.

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2000 and 1999

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

     There were no options exercised during the six month period ending June 30, 2000 and 1999.

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

     There was no activity for the six months ended June 30, 2000 so no depreciation expense taken for the year. Depreciation expense for the period ending June 30, 1999 was $2,642.

NOTE F:Major customer
---------------------

     The Company had a purchase commitment to purchase the Company's merchandise from a non-affiliated company. This customer is also to take physical possession of the Company's major assets and use those assets in the ordinary course of its business. Terms are discussed more fully in Note G.

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2000 and 1999

NOTE G:Going concern
--------------------

     As of June 30, 2000, the Company had net losses from operating activities which raise substantial doubt about its ability to continue as a going concern.

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

NOTE H:Stock Options
--------------------

     Stock that is issued for services rendered is recorded at the fair value of the stock in the year that the stock is given and recorded as an expense in the same year.

NOTE I:Material Adjustments
---------------------------

     Management represents that all material adjustments to the financial statements have been made.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the third quarter, there was no significant change in the Company's financial condition or operations. The Company had no sales revenues for the quarter ending June 30, 2000 and for the year-to-date. During the second quarter of 1999, the Company had revenue of $528. The Company's main customer had a disappointing season and difficulties with a partnership venture which impacted operations.

During the second quarter, the Company suspended operations so that Management could review and refocus its direction. It has been considering several alternatives, including selling solely through the Internet, wholesale only, or wholesale/retail. Management recognizes that each approach presents opportunities with significant associated costs. In addition, the Company has been analyzing its financial needs and may consider raising additional capital or, perhaps, a merger.

No material commitments for capital expenditures were made during the second quarter and none are expected in the third quarter.

There were no changes in the mix of source between equity, debt, and off-balance sheet financing arrangements.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None


Item 2. Changes in Securities

None


Item 3. Defaults Upon Senior Securities

None


Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

The officers, directors, 10% holders and other persons required to file Form 3, Form 4 and Form 5 have not filed such reports.


Item 6. Exhibits and Reports on Form 8-K

None


                                 Signature Page

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.


                                                                  HOME.WEB, INC.

                                                                /S/ Dennis Davis
                                                                ----------------
                                                                    Dennis Davis
                                                                       President

Dated:  8/25/00