Form 10QSB
period 2000-09-30
HOME WEB INC
filed 2000-11-20
CIK 1040227

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended     September  30,  2000
                                   ---------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                     to
                                  --------------------    ----------------------

Commission  File  Number:  0-30096
                         ------------


                                 HOME.WEB, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                             77-0454933
            ------                                            -------------
(State or other jurisdiction of                             (I.R.S.  Employer
 incorporation or organization)                            Identification No.)

                               8412 ARMSTRONG ROAD
                   LANGLEY, BRITISH COLUMBIA, V1M 3P5, CANADA
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (604) 888-6797
                                 --------------
                 (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 30, 2000, 32,876,400 shares of Common Stock, par value $0.001, were issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  One): Yes [ ] No [X]

                             HOME WEB, INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                               TABLE  OF  CONTENTS
                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . .     3

  Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . .     3

    Balance Sheets as of September 30, 2000 (Unaudited) . . . . . . . .     3

    Statement of Operations for the nine months ended
    September 30, 2000 and 1999 (Unaudited) . . . . . . . . . . . . . .     4

    Statement of Operations for the three months ended
    September 30, 2000 and 1999 (Unaudited) . . . . . . . . . . . . . .     5

    Statements of Shareholders' Equity for the nine months ended
    September 30, 2000 and 1999 (Unaudited) . . . . . . . . . . . . . .     6

    Statements of Cash Flows for the nine months ended
    September 30, 2000 and 1999 (Unaudited) . . . . . . . . . . . . . .     7

    Summary of Significant Accounting Policies. . . . . . . . . . . . .     8

    Notes to Financial Statements (Unaudited) . . . . . . . . . . . . .     9

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations. . . . . . . . . . . . . . . . . .    12

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .    15

  Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .    15

  Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . .    15

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .    15

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

                          HOME WEB, INCORPORATED
                       (A DEVELOPMENT STAGE COMPANY)

                               BALANCE  SHEET
                   As of September 30, 2000 (Unaudited)

ASSETS                                            2000
------                                        ------------

Current assets
     Cash in Bank                             $         0
     Non-trade receivable                           1,450
                                              ------------
            Total current assets              $     1,450

Equipment
     Coolers and equipment                         40,308
     Office equipment                               9,841
                                              ------------
                                                   50,149
     Accumulated depreciation                      (9,288)
                                              ------------
            Total Equipment                        40,861

Other Assets
     Trade name                                    11,000
                                              ------------
            Total other assets                     11,000
                                              ------------
TOTAL ASSETS                                  $    53,311
                                              ============
LIABILITIES & SHAREHOLDER'S EQUITY
----------------------------------

Current liabilities
     Accounts Payable                         $     1,426
     California Franchise Tax payable                   0
     Loan from affiliate                           25,962
                                              ------------
          Total current liabilities                27,388
                                              ------------

SHAREHOLDER'S EQUITY
--------------------
Capital stock                                      27,507
Paid in capital                                 1,347,493
Deficit accumulated during development stage   (1,349,077)
                                              ------------
     Total shareholders' equity                    25,923
                                              ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $    53,311
                                              ============

               See accompanying notes to the financial statements.

                             HOME WEB, INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT  OF  OPERATIONS
         For  the  9  months  ended  September  30,  2000  and  1999  (Unaudited)


                                             Nine months ended       September 30, 2000
                                                                        Cash Flows
                                                                     Accumulated During
                                         --------------------------  Development Stage
                                             1999          2000
                                         ------------  ------------  --------------------
Sales                                    $         0   $       528           $    18,887
  Cost of Sales                                    0           523                15,091
                                         ------------  ------------  --------------------
  Gross Margin                                                   5                 3,796

EXPENSES
     Advertising                                                                     856
     Amortization                                                                  1,584
     Consulting Fees                           2,929         5,500                14,125
     Equipment Rental                                                              2,339
     Depreciation                                            3,963                 9,288
     Licenses and Taxes                                        145                   370
     Office Help                                             1,591                12,432
     Office Supplies                              70           588                 3,830
     Postage                                                                         673
     Travel, meals and entertainment                            54                 2,679
     Rent, utilities and telephone                             248                 3,591
     Organization and start up costs                        15,318                41,674
     Compensation due stock issuance                                           1,254,500
                                         ------------  ------------  --------------------
          Total expenses                       2,999        27,407             1,347,941
                                         ------------  ------------  --------------------
          (Loss) from operations              (2,999)      (27,402)           (1,344,145)
                                         ------------  ------------  --------------------

Other Income (expense)
          Interest                                                                    50
          Nondeductible penalties                              716                   882
          State tax expense                      800         1,600                 4,000
                                         ------------  ------------  --------------------
              Total other expenses               800         2,316                 4,932
                                         ------------  ------------  --------------------
              Net Loss                   $    (3,799)  $   (29,718)          $(1,349,077)
                                         ============  ============  ====================
 Loss per share of common stock          $   (0.0001)  $   (0.0010)          $   (0.0410)
Weighted average of shares outstanding    32,876,400    27,157,000            32,876,400
                                         ============  ============  ====================

               See accompanying notes to the financial statements.

                             HOME WEB, INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
         For the 3 months ended September 30, 2000 and 1999 (Unaudited)

                                                    2000    1999
                                                   ------  ------

EXPENSES
     Consulting Fees                                2,929       -
     Depreciation                                       -   1,321
     Office supplies                                    -       3
                                                   ------  ------

NET LOSS                                           $2,929  $1,324
                                                   ======  ======


              See accompanying notes to the financial statements.

                             HOME WEB, INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF SHAREHOLDERS' EQUITY
         For the 9 months ended September 30, 2000 and 1999 (Unaudited)

                                      1999

                                                                       Deficit
                               Common Stock                          Accumulated
                               ------------                            During
                                                         Paid  in    Development
                                  Shares     Amount       Capital       Stage       Total
                                ----------  ------------------------------------  --------
Balance,
December  31,  1998             27,497,000  $ 27,497   $ 1,347,003  $(1,315,513)  $58,987

Common  stock  issued               10,000        10           490                    500

Net  loss  for  the  period                                             (29,718)  (29,718)
  ended  September  30,  1999
                                ----------  ------------------------------------  --------
                                27,507,000  $ 27,507   $ 1,347,493  $(1,345,231)  $29,769
                                ==========  =========  ===========  ============  ========


                                      2000
                                      ----

Balance,
  December  31, 1999            27,507,000  $ 27,507   $ 1,347,493  $(1,345,278)  $29,722


February 23, 2000,
   Forward stock split           5,369,400


Net  loss  for  the  period
   ended  September  30,2000                                             (3,799)   (3,799)
                                ----------  ------------------------------------  --------
                                32,876,400  $ 27,507   $ 1,347,493   (1,349,077)   25,923
                                ==========  =========  ===========  ============  ========

               See accompanying notes to the financial statements.

                                               HOME WEB, INCORPORATED
                                           (A DEVELOPMENT STAGE COMPANY)

                                    STATEMENT OF CASH FLOW - INDIRECT METHOD
                       For the nine months ended September 30, 2000 and 1999 (Unaudited)


                                                                2000       1999     September 30, 2000
                                                                                        Cash Flows
                                                                                    Accumulated During
                                                                                    Development Stage
                                                           -------------------------------------------
CASH
CASH FLOWS FROM OPERATING ACTIVITES
     Net Income (loss)                                     $   (3,799)  $ (29,718)  $      (1,349,077)
Adjustments to reconcile net income to net cash
     Provided by operating activities
     Depreciation and amortization                                  -       3,963               9,288
     Stock issued for services                                      -           -           1,254,500
     Expensing of organizational costs                              -       2,366               2,366
     Attorney fees for stock                                        -         500                 500
     Increases in accounts receivable                               -           -              (1,450)
     Increases in current liabilities                           3,792      22,792              27,388
                                                           -----------  ----------  ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          (7)        (97)            (56,485)

INVESTING ACTIVITIES
     Increase in other assets                                       -           -              13,366
     Purchase of equipment                                          -           -              50,149
                                                           -----------  ----------  ------------------
NET CASH USED IN INVESTING ACTIVITIES                               -           -              63,515
 FINANCING ACTIVITIES
     Sale of common stock                                           -           -             120,000
                                                           -----------  ----------  ------------------
INCREASE (DECREASE) IN CASH AND CASH                               (7)        (97)                  0
Cash and cash equivalents at the beginning of the period            7          97                   0
                                                           -----------  ----------  ------------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD         $        0   $       0   $               0
                                                           ===========  ==========  ==================

                 See accompanying notes to financial statements.

                              HOME WEB, INCORPORATED
                           (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              For the nine months ended September 30, 2000 and 1999


1.   Development  Stage  Company
     ---------------------------

Home.Web Inc. (the "Company") is a development stage company as defined in the Financial Accounting Standard Board No. 7. The Company is devoting substantially all of its present efforts in securing and establishing a new business, and although planned principal operations have commenced, substantial revenues have yet to be realized.

2.   Use  of  estimates
     ------------------

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

3.   Cash  equivalents
     -----------------

For the purpose of the statement of cash flows, the company considers all highly liquid debt instruments purchased with the original maturity of three months or less to be cash equivalents.

4.   Organization  and  Business  Start  Up  and  Amortization
     ---------------------------------------------------------

Organization costs were expensed during the period ending March 31, 1999 in accordance with SOP 98-5. Management made the election to expense the costs for years beginning January 1, 1999.

5.   Income  Taxes
     -------------

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

6.   Common  Stock
     -------------

Common stock is at .001 par value with 50,000,000 shares authorized, 32,876,400 and 27,147,000 outstanding as of September 30, 2000 and 1999 respectively.

                         HOME WEB, INCORPORATED
                     (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO THE FINANCIAL STATEMENTS
   For the three and nine months ended September 30, 2000 and 1999 (Unaudited)

Note  1.  Background
          ----------

The Company was incorporated under the laws of the State of Nevada on September 15,1995. The principal activities of the Company, from the beginning of the development stage, have been organizational matters and the sale of stock. The Company was formed to sell wholesale gourmet and specialty cheese on the Internet. During the period ending September 30, 2000 and 1999 the Company had sales and incurred expenses against those sales, but the activity was immaterial for the purposes of SFAS No. 7.

Note  2.  Related  Party  Transactions
          ----------------------------

During the period ending September 30, 2000 an affiliated company advanced the Company $20,908. This money was used to pay off the accounts payable as of June 30, 2000. There were no material related party transactions for the three-month period ending September 30, 1999.

Note  3.  Income  taxes
          -------------

The benefit for income taxes from operations consisted of the following components: current tax benefit of $ 5,458 for September 30, 2000 and $ 4,458 as of September 30, 1999 resulting from a net loss before income taxes, and deferred tax expenses of $ 5,458 and $ 4,458 respectively resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carry forward will expire in 2013.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

Note  4.  Common Stock
          ------------

During the period ending September 30, 1999, pursuant to an exemption under Rule 504of Regulation D of the Securities Act of 1933, as amended (the Act), the Company sold solely to accredited and/or sophisticated investors, its common stock. The only transaction during the period of September 30, 1999 was 10,000 shares of stock issued to the corporate counsel in exchange for legal services to the corporation.

On February 10, 2000, the Board of Directors voted a 1.2:1 forward stock split as of the record date of February 23, 2000.

                         HOME WEB, INCORPORATED
                     (A DEVELOPMENT STAGE COMPANY)

Note  5.  Stock  options
          --------------

It was also voted upon at the organizational meeting during 1997 to grant options to officers of the corporation and MVI, an affiliated company along with one of the employees of MVI. The options can be exercised at $.001. The options to be exercised are 1,250,000 and have no expiration date. These options are considered compensatory and the expense was recognized in the prior year.

There were no options exercised during the nine-month period ending September 30, 2000.

Note  6.  Property,  equipment  and  depreciation
          ---------------------------------------

Property and equipment are recorded at cost. Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Depreciation expense for the period ending September 30, 2000 and 1999 was $0 and $3,963 respectively.

Note  7.  Major  customer
          ---------------

The Company had a purchase commitment to purchase the Company's merchandise from a non-affiliated company. This customer is also to take physical possession of the Company's major assets and use those assets in the ordinary course of its business. Terms are discussed more fully in Note 9.

Note  8.  Subsequent  Events
          ------------------

On October 16, 2000, principal shareholders of the Company returned to treasury 28,800,000 shares of Common Stock as contemplated by an Agreement and Plan of Reorganization with Duro Enzyme Products Inc. executed on August 1, 2000. On September 29, 2000, the Company authorized the issuance of 28,800,000 shares of Common Stock of the Company to shareholders of Duro Enzyme Products Inc. On October 16, 2000, the Company issued the 28,800,000 shares of Common Stock pursuant to a voluntary share exchange with the shareholders of Duro Enzyme Products Inc. The 28,800,000 shares issued to shareholders of Duro Enzyme
Products Inc. represented over 80% of the issued and outstanding shares of Common Stock of the Company and therefore resulted in a change in control of the Company. By virtue of this issuance, Home.Web acquired 100% of the issued and outstanding capital of Duro Enzyme Products Inc., which had net assets of $1,023,515 as of September 30, 2000. Pro forma net assets of the combined entities as of September 30, 2000 were $1,076,826. For more information on the business combination, please see the Home.Web, Inc. report on Form 8-K dated October 16, 2000 and filed on November 1, 2000, as amended, with the SEC.

                         HOME WEB, INCORPORATED
                     (A DEVELOPMENT STAGE COMPANY)

Note  9.  Going  Concern
          --------------

As of September 30, 2000, the Company had net losses from operating activities which raise substantial doubt about its ability to continue as a going concern.

The Company is in the process of raising initial capital through a public offering of its common stock, which is expected to provide liquidity until operations become profitable. The Company has obtained a commitment for up to $150,000 from a significant shareholder, Monterey Ventures, Inc. for funding over the next twelve months. The funds would be paid distributed in increments per requests from the Company on an "as needed" basis. Under the agreement, the Company can repay the borrowed funds in increments as the Company receives payment from its' customers. Also in the credit agreement is any funds needed for longer than twelve months would be considered long term debt. This type of funding, if needed, would be structured for a twenty- four or thirty-six month payoff not to exceed $ 25,000 in requests in the first year of operations.

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

Note 10.  Stock  Options
          --------------

Stock  that is issued for services rendered is recorded at the fair value of the
stock  in the     year that the stock is given and recorded as an expense in the same  year.

Note 11.  Material  Adjustments
          ---------------------

Management represents that all material adjustments to the financial statements have been made.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

This Form 10-QSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions identify forward-looking statements that involve risks and uncertainties. You should not place undue reliance on forward-looking statements in this Form 10-QSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-QSB that involve risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements.

BUSINESS

On October 16, 2000, the Company conducted a voluntary share exchange with the shareholders of Duro Enzyme Products Inc. ("Duro Enzyme") to exchange all of the issued and outstanding shares of Duro Enzyme for 28,800,000 shares of Common Stock of the Company. The effect of the share exchange was to transfer control of the Company to the shareholders of Duro Enzyme. The Company effectively took control of all of the assets of Duro Enzyme, including its subsidiaries. The majority of shares of the Company are now held by former shareholders of Duro Enzyme. Following the share exchange, the Company has offices in both Canada and the United States and has changed the focus of its business from gourmet and specialty cheeses to recycling technology. Its Canadian office is located adjacent to the site of its prototype DuroZyme Plant and Technology Development Center in Langley, British Columbia.

Duro Enzyme has the license to utilize and exploit the DuroZyme Plant and 3SF Technology anywhere in the world. Through application of the technology, the Company can manufacture unique, stable and natural enzymes and specialty end products.

This technology solves a major environmental problem and provides the world with unique, stable and natural enzyme products.

Duro  Enzyme  has  two  subsidiaries:

     Duro  Enzyme  Solutions  Inc. ("Duro Solutions USA"), a Nevada corporation,
     ----------------------------------------------------
holds all the licenses and rights to the 3SF Technology and service as the sole sublicensor of the technology. Duro Solutions USA provides technical support to the DuroZyme Plants, including quality control and assurance functions and training in the United States.

     Duro  Enzyme  Solutions  Inc.  ("Duro  Solutions  Canada"),  a  Canadian
     ----------------------------------------------------------
corporation, is responsible for managing and operating the Company's Technology Development Center, for carrying out and managing the corporate research and new product development, for protection of intellectual property, and for bringing new ideas to commercialization, through research and development contracts with Thermo Enzyme Products Inc.

STATUS  OF  OPERATIONS

During the nine months ended September 30, 2000 the operations of the Company were suspended. On October 16, 2000, the Company acquired Duro Enzyme Products Inc. The operations of the Company after October 16, 2000 consist entirely of the business of Duro Enzyme Products Inc.

PLAN  OF  OPERATIONS

With the acquisition of Duro Enzyme, the Company has shifted its business operations away from gourmet and specialty cheeses to recycling technologies. The new business is in the early stages of operations and is focused on implementing and developing its business plan to meet its growth objectives. The majority of the current resources of the Company will focus on developing the recycling technologies of Duro Enzyme.

FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999.

This information has been derived from unaudited interim financial statements for the periods ended September 30, 2000 and 1999. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.

During the third quarter, there was no significant change in the Company's financial condition or operations. The Company had no sales revenue for the nine months ended September 30, 2000. During the third quarter of 1999, the Company did not have any sales revenue. The operations of the business had been suspended to allow management to review and refocus its direction. As reported in the report on Form 8-K dated October 16, 2000 and filed November 1, 2000, the members of the Board of Directors and executive officers were replaced on September 29, 2000. The new directors and officers will focus their efforts on the newly acquired business of Duro Enzyme.

LIQUIDITY  AND  CAPITAL  RESOURCES

No material commitments for capital expenditures were made during the third quarter and the expenditures during the fourth quarter are not presently determinable based on the change in management.

However, the Company believes it has sufficient cash resources to operate its business over the next twelve months. Depending on market acceptance of the Company's current business model, the Company will raise additional funds, either debt or equity, to augment future growth of the business.

Management believes that current cash balances and cash flows from operations, if any, will be sufficient to meet present growth strategies and related working capital and capital expenditure requirements. The current business plan proposes significant increases in spending when compared to historical expenditures. Management may decide to raise additional capital through the issuance of additional debt or equity securities.

The Company plans to utilize a combination of internally generated funds from operations, potential debt and / or equity financings to fund its longer-term growth over a period of two to five years. The availability of future financings will depend on market conditions. A portion of the funds will be needed to grow the business through acquisitions of other businesses.

The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to rapidly expand its new operations.

EFFECT  OF  FLUCTUATIONS  IN  FOREIGN  EXCHANGE  RATES

The Company's current operations are now located outside the United States. The functional currency for this foreign operation is the local currency. The carrying value of the Company's investments in Canada is subject to the risk of foreign currency fluctuations. Any revenues received from the Company's international operations will be subject to foreign exchange risk.

RISK  FACTORS

     THE COMPANY MAY REQUIRE ADDITIONAL EQUITY FINANCING, WHICH MAY NOT BE AVAILABLE AND MAY DILUTE THE OWNERSHIP INTERESTS OF INVESTORS.

The Company's ultimate success will depend on its ability to raise additional capital. No commitments to provide additional funds have been made by management or other shareholders. The Company has not investigated the availability, source or terms that might govern the acquisition of additional financing. When additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations could be severely limited, and it may not be able to implement its business plan. If equity financing is used to raise additional working capital, the ownership interests of existing shareholders may be diluted.

     THE COMPANY'S OPERATING RESULTS ARE LIKELY  TO  FLUCTUATE  SIGNIFICANTLY.

As a result of the Company's limited operating history following the acquisition of Duro Enzyme and the planned rapid expansion of its business operations, the Company's quarterly and annual revenues and operating results are likely to fluctuate from period to period. For this reason, you should not rely on period-to-period comparisons of the Company's financial results as indications of future results. The Company's future operating results could fall below the expectations of public market analysts or investors and significantly reduce the market price of its common stock. Fluctuations in the Company's operating results will likely increase the volatility of its stock price.

     THE COMPANY'S DEPENDENCE ON RELATIONSHIPS WITH BUSINESSES AND GOVERNMENTS OUTSIDE OF THE UNITED STATES INVOLVES RISKS.

The Company depends on its ability to establish and maintain successful relationships with businesses and governments located outside of the United States. If the Company is unable to establish and maintain such relationships, it will not be able to implement the business plan in its current configuration, which will affect both its revenue stream and profit potential. In addition, the Company faces political sovereign risks of conducting international business, including risks of changing economic conditions, which may have a material adverse effect on its ability to expand its operations globally.

     POTENTIAL BUSINESS COMBINATIONS COULD BE DIFFICULT TO INTEGRATE AND DISRUPT BUSINESS OPERATIONS.

Any acquisition of or business combination with another company could disrupt the Company's ongoing business, distract management and employees and increase the Company's expenses. If another company acquires the Company, it could face difficulties in assimilating with that company's personnel and operations. Acquisitions also involve the need for integration into existing administration, services, marketing, and support efforts.

     THE COMPANY DOES NOT ANTICIPATE PAYING DIVIDENDS TO COMMON SHAREHOLDERS IN THE FORESEEABLE FUTURE, WHICH MAKES INVESTMENT IN THE COMPANY SPECULATIVE OR RISKY.

The Company has not paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. The Board of Directors has sole authority to declare dividends payable to the Company's shareholders. The fact that the Company has not and does not plan to pay dividends indicates that the Company must use all of its funds generated by operations for reinvestment in its operating activities and also emphasizes that the Company may not continue as a going concern. Investors also must evaluate an investment in the Company solely on the basis of anticipated capital gains.


                         PART II.     OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
----------------------------

None

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
---------------------------------------------------------

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

(a)  EXHIBITS.  The  following  exhibits  accompany  this  Form  10-QSB:

EXHIBIT NO.  DESCRIPTION
-----------  -----------
     10.1 License and Distribution Agreement between Thermo Enzyme Products Inc. and Duro Enzyme Solutions Inc. (U.S.)September 21, 2000

     10.2 Research and Development Services Agreement - Canada between Thermo Enzyme Products Inc. and Duro Enzyme Solutions Inc. Canada dated September 21, 2000

     10.3 Research and Development Services Agreement United States between Thermo Enzyme Products Inc. and Duro Enzyme Solutions Inc. (U.S.) and Duro Enzyme Products Inc. dated September 21, 2000

     27.1    Financial Data Schedule

(b)  REPORTS  ON  FORM  8-K.

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME.WEB,  INC.


/s/  Robert  Jackman                                        11/20/00
---------------------------                             ---------------
Robert  Jackman,  President                                   Date

EXHIBIT  INDEX


EXHIBIT NO.  DESCRIPTION
-----------  -----------
     10.1 License and Distribution Agreement between Thermo Enzyme Products Inc. and Duro Enzyme Solutions Inc. (U.S.)September 21, 2000

     10.2 Research and Development Services Agreement - Canada between Thermo Enzyme Products Inc. and Duro Enzyme Solutions Inc. Canada dated September 21, 2000

     10.3 Research and Development Services Agreement United States between Thermo Enzyme Products Inc. and Duro Enzyme Solutions Inc. (U.S.) and Duro Enzyme Products Inc. dated September 21, 2000

     27.1    Financial Data Schedule