Form 10KSB
period 2000-09-30
HOME WEB INC
filed 2000-12-29
CIK 1040227

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                   __________________________________________
                                   FORM 10-KSB
(Mark  one)
[_]  Annual report  under  section 13 or 15(d) of the Securities Exchange Act of
     1934
                   For the fiscal year ended ________________

                                       OR

[X] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition Period from January 1, 2000 to September 30, 2000

                    Commission file number:       0-30096
                                           ------------------

                                    Home.Web, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                Nevada                                    77-0454933
         --------------------                         ------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                  435 Martin Street
                  Blaine, Washington                         98230
        -------------------------------------          -----------------
       (Address of principal executive offices)            (Zip Code)

                    Issuer's telephone number: (360) 332-1350

Securities registered under Section 12(b) of the Act:
                 (Title  of  Class)                          Name of exchange on
                                                             which  registered

              None                                           None
----------------------------------           -----------------------------------

Securities registered under Section 12(g) of the Act:       Common Stock,
                                                          $0.001 par value
                                                     ---------------------------
                                                          (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.
     Yes   X       No
          ---         ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's  revenues  for  its  most  recent  fiscal  year:  $Nil
                                                               ----

The aggregate market value of the voting stock held by non-affiliates of the registrant on November 30, 2000, computed by reference to the closing price of that date, was $119,643,450, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On November 30, 2000, the registrant had 32,876,400 shares of Common Stock, $0.001 par value per share, issued and outstanding.


            TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  Yes [_]   No [X]

                                 HOME.WEB, INC.

                                    INDEX TO
                          ANNUAL REPORT ON FORM 10-KSB
          FOR THE NINE MONTH TRANSITION PERIOD ENDED SEPTEMBER 30, 2000

PART  I                                                                                              PAGE
Item  1     Description  of  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
Item  2     Description  of  Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
Item  3     Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
Item  4     Submission  of  Matters  to  a  Vote  of  Security  Holders . . . . . . . . . . . . . . . .9

PART  II
Item  5     Market  for  Common  Equity  and  Related  Stockholder Matters . . . . . . . . . . . . . . 9
Item  6     Management's Discussion and Analysis of Financial Condition and Results of Operations . . 10
Item  7     Financial  Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
Item  8     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure . . .14

PART  III
Item  9     Directors, Executive Officers, Promoters and Control Persons; Compliance With
            Section  16(a)  of  the  Exchange  Act . . . . . . . . . . . . . . . . . . . . . . . . . .15
Item  10    Executive  Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
Item  11    Security  Ownership  of  Certain  Beneficial  Owners and Management . . . . . . . . . . . 17
Item  12    Certain  Relationships  and  Related  Transactions . . . . . . . . . . . . . . . . . . .  18
Item  13    Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . . . . . . . . . . . . . . 18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-1

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------

Certain statements contained in this Report, including, without limitation, statements containing the words, "believes," "anticipates," "expects," and other words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Home.Web, Inc. to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Home.Web, Inc. disclaims any obligation to update any such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

THE  COMPANY

Home.Web, Inc. (the "Company") is a Nevada corporation formed on September 15, 1995 with authorized capital of 50,000,000 shares of Common Stock, par value $0.001 per share, and 32,876,400 shares of issued and outstanding Common Stock as of November 30, 2000. The Company has been a development stage company specializing in the wholesaling of specialty and gourmet cheeses. The Company suspended operations in the year 2000.

On October 16, 2000, the Company conducted a voluntary share exchange whereby it offered up to 28,800,000 shares of its Common Stock to the shareholders of Duro Enzyme Products Inc. ("Duro Enzyme") in exchange for all of the issued and outstanding shares of Duro Enzyme. The effect of the share exchange was to transfer control of the Company to the shareholders of Duro Enzyme. The majority of shares of the Company are now held by former shareholders of Duro Enzyme. The Company effectively took control of all of the assets of Duro Enzyme, including its subsidiaries, by becoming its sole shareholder. Following the share exchange, the Company has offices in both Canada and the United States and has changed the focus of its business from gourmet and specialty cheeses to DuroZyme technology. Its Canadian office is located adjacent to the site of its Technology Development Center in Langley, British Columbia.

The Company changed its fiscal year end from December 31 to September 30 by unanimous consent of the Board of Directors on December 15, 2000.

The Company now has the license to utilize and exploit the DuroZyme plant and 3SF Technology anywhere in the world. Through application of the technology, the Company can manufacture unique, stable and natural enzymes and specialty end products. This technology solves a major environmental problem and provides the world with unique, stable and natural enzyme products.

The Company is structured as an integrated business with several subsidiaries dedicated to delivering distinct aspects of its overall mandate. The following shows how the Company is organized to serve its clients and shareholders:

                            DURO  ENZYMES  PRODUCTS  INC.
                            ------------------------------
                            |                            |
                            |                            |
     DURO  ENZYME  SOLUTIONS  INC.          DURO  ENZYME  SOLUTIONS  INC.
     -----------------------------          -----------------------------
          (U.S.  Subsidiary)                    (Canadian  Subsidiary)
                  |                                            |
                  |                                            |
            DUROZYME  PLANT                    DURO  ENZYME  MANAGEMENT
            ---------------                   -------------------------

Both of the Duro Enzyme Solutions Inc. subsidiaries are wholly owned by the Company. The U.S. subsidiary owns 100% of the prototype DuroZyme plant and holds the worldwide license to utilize and distribute products based on the 3SF Technology. The U.S. subsidiary is responsible for managing and operating Duro Enzyme's Technology Development Center, including researching and developing new products and the protection of intellectual property.

The Canadian subsidiary owns 100% of Duro Enzyme Management, which is responsible for marketing, distributing, researching and siting DuroZyme plants, products and services. The Canadian subsidiary will also provide management and operations support services, arrange for and secure financing for the production of plants, arrange for and secure long-term put-or-pay contracts for selected specific input organic materials and arrange for and secure sales contracts for DuroZyme and specialty end products.

The initial DuroZyme plants will be wholly owned and operated by the Company and run as autonomous business entities. Plants will be strategically sited in or near major urban centers. Each operating division and DuroZyme plant under the Company's corporate structure will have access to a large pool of skilled personnel, including experienced managers, business consulting professionals, research and process technicians, plant operators and general laborers.

Products,  Process  and  Market  Opportunity
--------------------------------------------

DuroZyme plants are delivered as a turnkey package. The plants take in specific, selected organic materials and charge a processing fee to convert them to enzymes with unique, stable properties that have uses in environmental restoration and preservation and processing of consumer products, such as pharmaceutical, nutritional and health products. Specialty end products are also manufactured as byproducts with unique growth enrichment properties for wide agricultural use. DuroZyme plants provide a comprehensive solution that is unique, stable and natural.

The DuroZyme process is a 100% natural process that is provided by way of the exclusive 3SF Technology in environmentally-friendly DuroZyme plants. The fermentation is carried out under aerobic conditions, at high temperatures, using natural organic substrates and using naturally occurring heat- and oxygen-loving microorganisms. The high temperatures pasteurize the input organic material and destroy pathogens and other undesirable organisms, including insects, insect eggs, larvae and worms. The aerobic conditions of the fermentation control obnoxious odors. The full range of heat-loving microorganisms naturally occurring on the input organic materials are provided with their natural food sources.

The 3SF Technology is not limited by the unique growth or fermentation conditions of a specific microorganism like other commercial fermentation technologies used to produce enzymes. The microorganisms used in the DuroZyme process are not modified or manipulated in any way. No microorganisms are specifically added, and no chemical additives or synthetic media are needed. The input materials, process and products are all natural.

The selection of specific natural raw materials and application of unique process conditions enable stable and natural enzymes to be tailor-produced to meet the needs of any enzyme application. Unique, stable and natural enzymes are obtained by separating solid-liquids from the fermented organic slurry. DuroZymes are recovered and purified from the liquid stream using specific steps. The DuroZymes and end products are packaged, marketed and distributed to the market from each of the strategically located plants.

The  DuroZyme  process  and  3SF  Technology  have  the  following  attributes:

   -  efficient  -  continuous  production  of  commercial  DuroZymes;
      ---------
   -  aerobic  -  non-odor  producing;
      -------
   -  unique  -  processing  technologies  not  previously  available;
      ------
   -  flexible  and  robust  -  production  of virtually any enzyme type through
      ---------------------
      specific selection of input raw material and control of operating conditions;
   -  selective - one type of input raw material yields one major type of stable
      ---------
      enzyme;  and
   -  cost-effective  -  very  high value DuroZyme and end products manufactured
      --------------
      from  low-value raw materials for which a processing fee is collected.

The Company has plans to build a prototype DuroZyme plant in Langley, B.C., Canada, as a fully integrated manufacturing and technology development facility capable of processing up to 60 tons per day of specific, selected organic material. The cost of the prototype plant is estimated at $10 million.

The  DuroZyme  plant
--------------------

The DuroZyme plant is a state-of-the-art modular-built facility that utilizes the 3SF Technology and DuroZyme process. The highly engineered plant is designed to be a stand-alone production facility. Each plant takes up very little space, about 10,000 square feet. A plant can be sited in or near urban or residential areas since it is operated with zero environmental impact. This is assured with use of an advanced air handling and water recovery system. The spent air is passed through a scrubber system to remove particulates before it is burnt off or thermally oxidized by the power co-generator. Operating from its own power generator, each plant offers a self-sustaining high-temperature, aerobic fermentation system that is not dependent on utility power.

Duro Enzyme plans to strategically site DuroZyme plants throughout the world. Construction of plants is planned to be at a rate of one per year and at an estimated cost of $8 million using debt financing. A total of five wholly owned DuroZyme plants are projected within the first five years of operations.

Marketplace  and  the  Duro  Enzyme  Solution
---------------------------------------------

In 1998, the global industrial enzyme market was estimated to be worth about $2 billion. The addition of medicinal, pharmaceutical, health, dietary product and other consumer markets in which enzymes were used has increased the global enzyme market to just over $3 billion. The market is expected to grow to $6 billion within the next few years.(1) Despite the large number of applications, the global enzyme market represents a virgin market in terms of its value. Applications have been limited to the properties of available enzyme products. This has limited market expansion and growth. The introduction of the 3SF Technology provides a wider range of applications for enzyme use in the production of products and does so efficiently and naturally.

Duro Enzyme believes the DuroZyme plants provide specific generators of organic materials with a cost-effective and efficient way to manage these materials and divert them from the disposal chain. Duro Enzyme will work with generators to supply specific, high-quality single source or "pure" organic materials of consistent composition and volume. These materials may be in the form of liquids or solids and from sources including the following:

     -     food  processors
               -  fish  and  fish  process  byproducts
               -  processed  fruit  and  vegetable  byproducts
               -  meat  trimmings  and  byproducts
               -  cheese  whey  and  other  dairy  byproducts
               -  grain  and  cereal  byproducts
               -  fruit  juices,  jams  and  their  byproducts
               -  brewery  byproducts
               -  winery  byproducts

     -   supermarkets,  other  food  retailers  and  restaurants
               -  fresh  produce
               -  meat  trimmings  and  bones
               -  fish  and  fish  products
               -  cereal  products  and  baked  goods
               -  fryer  oils  and  greases
               -  coffee  grounds  and  filters

---------------------
(1) Scientists Find Jobs Turning "Extremozymes' Into Industrial Catalysts. The Scientist, Vol. 10, No. 19, pp. 1-8 (1996); Enzymes Usher in a New Era.
Chemical Engineering (July 1998); A Global Business Report on Enzymes (Industrial, Food & Research). Global Industry Analysts Inc., p. 750 (1997); U.S. Commercial Enzyme Markets. Frost & Sullivan Publishers, p. 275 (1998);
---------------------------------
Enzymes for Industrial Applications: Products, Uses, Technologies and Economic Values. Publications Resource Group, p. 290 (1998); M.T. and B.L. Marrs, Extremophiles. Scientific American, p. 8 (April 1997).

     -   industrial  processors
               -  pulp  and  paper  byproducts
               -  tannery  residuals
               -  oil  refining  byproducts
               -  fermentation  byproducts

     -     miscellaneous  sources
               -  paper  and  cardboard
               -  corn  stalk,  straw  and  other  plant  biomass

The Company believes that high quality "pure" organics are plentiful and readily available to DuroZyme plants, especially in urban areas where management and disposal of organic waste and associated environmental problems require solutions such as DuroZyme processing.

The availability of unique, stable and natural enzyme products from the DuroZyme process opens untapped markets. DuroZymes demand a premium price in the marketplace because they expand enzyme application by being stable and available for a wider range of uses that usually destroy other enzymes. Other commercial enzymes range in price from $500.00 per ounce to more than $250,000.00 per ounce. DuroZymes open up enzyme markets by providing applications not previously available. Some of the products developed using the DuroZyme process are the following: pharmaceuticals; health products; cosmetics; analytical tests; diagnostic tests; home and commercial test kits; industrial processes, including pulp and paper manufacture, leather tanning and ethanol fuel production; food products; food production processes; animal feeds; soil remediation; water purification; organic waste reduction; and bioconversion technologies.

DuroZymes manufactured at the Company's prototype DuroZyme plant will initially target the animal feed industry. A large number of different enzymes are used to increase feed quality, provide conversion efficiencies and increase the value and utilization of traditionally low value feed materials. Key enzymes are those that break down cellulose, a major component of straw, hay, corn stalk and other plant biomass and those that breakdown specific antinutritional and intolerance factors, including lignin, phytates and lactose.

The specialty end products manufactured by each DuroZyme plant are the bulk solids byproduct of the DuroZyme process. The specialty end products are enriched with residual DuroZymes not removed in the solids-liquids separation of the fermented organics. The end products also contain pre-digested solids and microbial biomass, which are highly stable and available forms of organic matter and nutrients. They are valuable as nutrients and growth enhancers for wide agricultural uses, including the following: specialty fish feeds; specialty animal feeds; feed enrichment additives; hydroponic growth media for greenhouse crop production; mushroom growth media; specialty plant fertilizers; fertilizer enrichment additives; and soil conditioners. These and other applications provide vertical integrated business opportunities to the main business of DuroZyme production.

Competition
-----------

Approximately 70% of the commercial enzymes are products of microbial fermentation. The microorganisms are specific bacteria, fungi or yeast, isolated from soils, water or other sources. Isolation and purification of the microorganisms is a time-consuming and resource intensive process, often involving trial and error in the laboratory and significant expense. Once obtained, the microorganism is usually modified so that it produces the desired enzyme in high yield by using genetic techniques. The enzymes are cultured in batches in large fermentation tanks.

---------------------------
(2) A Global Business Report on Enzymes (Industrial, Food & Research). Global Industry Analysts Inc., p. 750 (1997); U.S. Commercial Enzyme Markets. Frost &
                                         ------------------------------
Sullivan  Publishers,  p.  275  (1998);  Enzymes  for  Industrial  Applications:
Products,  Uses,  Technologies and Economic Values. Publications Resource Group,
p.  290  (1998);  Biochemicals  and  Reagents  for  Life Science Research. SIGMA
                                                                           -----
Product  Catalog,  Sigma-Aldrich Canada Ltd. (1997); Anachemia Sciences Catalog.
      ----------                                     --------------------------
Anachemia  Sciences  Ltd. (1998).
(3) A Global Business Report on Enzymes (Industrial, Food & Research). Global Industry Analysts Inc., p. 750 (1997); U.S. Commercial Enzyme Markets.
                                                 ------------------------------
Frost & Sullivan Publishers, p. 275 (1998); Enzymes for Industrial Applications:
Products,  Uses,  Technologies and Economic Values. Publications Resource Group,
p. 290 (1998); Chemistry from Unknown Microbes. Science/Technology, Vol. 77, No. 1 (1999); Stroh, W.H., Trends in Use of Industrial Bioprocessing Enzymes for the 21st Century, Genetic Engineering News (September 15, 1994).

The Company believes the traditional method of batch fermentation that is relied upon by most producers of commercial enzymes is limiting. The limitations include the following:

- The microbial fermentation method depends upon the use of mild conditions to promote the growth of the enzyme-producing microorganism that often produces an inactive form of enzyme.
- The action of the enzyme products is greatest towards synthetic materials but show poor performance in commercial use with natural materials.
- The genetic manipulation of the microorganisms or of the enzymes they produce results in non-natural microorganisms and/or non-natural products.
- The expense of time, resources and money in the development and manufacture of specific enzymes is often significant which results in high prices for the resulting enzyme products and processes.
- The manufacture of enzymes in batches is inefficient and does not meet the individual needs of many end-users.

While a wide range of commercial enzymes are available, there is a need for enzymes with greater stability and unique properties. Unique and specialty enzymes command a premium price in the marketplace. The potential for substantial revenue has driven the formation of numerous small-scale specialty enzyme producers, as well as the development and increased use of high-tech genetic engineering methods to produce enzymes with desired properties.

The Company believes the development of the 3SF Technology delivered by way of turnkey DuroZyme plants is a major advance. The new technology avoids the limitations faced by existing enzyme producers. The technology does not depend on mild fermentation conditions or on a limited number of species of microorganisms. Rather, natural food sources are used, widening the applications for the DuroZyme process. The supply of single-source organic materials needed by DuroZyme plants is readily accommodated by the millions of tons of organic waste produced each year throughout the world.

Research  and  Development
--------------------------

The Company's future success will depend on its focus of its research and development efforts enhancing its existing products and developing new applications based on its innovative technology. The Company plans to continue to find new applications for its 3SF Technology. The Company continues to focus on the various uses of the enzymes produced in the process to further develop its markets and products.

Intellectual  Property  Protection
----------------------------------

The DuroZyme plant delivery system and exclusive 3SF Technology and commercial DuroZyme and specialty products will be protected through patents and trademarks. The Company is in the process of filing for patent protection of the 3SF Technology in the United States and Canada. International filings will follow. Confidentiality policies will be internally implemented to protect the Company's proprietary information.

----------------------------
(4) Thermophilic Organisms as Sources of Thermostable Enzymes, TIBTECH, Vol. 7, No. 12, pp. 349-353 (1989); The Enzymes from Extreme Thermophiles: Bacterial Sources, Thermostabilities and Engineering / Biotechnology, Vol. 45, p. 57-98
(1992);  Personal Communications with Kerr Anderson of the Dow Chemical Company.

(5) A Global Business Report on Enzymes (Industrial, Food & Research). Global Industry Analysts Inc., p. 750 (1997); U.S. Commercial Enzyme Markets. Frost
                                         -------------------------------
&  Sullivan  Publishers,  p.  275  (1998);  Enzymes for Industrial Applications:
Products,  Uses, Technologies and Economic Values.  Publications Resource Group,
p.  290  (1998).

Sources  of  Revenue
--------------------

The Company anticipates the following revenue sources: technology licensing fees; raw material processing fees; and end product sales, including specific DuroZymes, bulk growth-enrichment products and DuroZyme product blends.

DuroZyme plants are expected to be profitable within their first year of operation. This projection is based on the following assumptions:

-    A cost of $8 million to construct the plant.
- Operating capacity of up to 60 tons per day, with the plant operating at 90% capacity by the end of the fist year with the remaining time allotted for startup, commissioning optimization and maintenance.
- Capital cost to build a 60 ton per day DuroZyme plant is projected to be $10 million, not including site development costs.
- All plants are wholly owned and debt financed over 10 years at 10% interest.
- Conservative estimates project construction of one DuroZyme plant per year and a more aggressive estimates project two or more plants per year.
- Plants are staffed by 12 persons - plant Manager, Assistant plant Manager, Office Clerk/Secretary, six plant Operators and three Control Technicians.
- Plants receive $50 per ton in processing fees, secured by long-term put-or-pay contracts between the Company and local generators of specific organic materials. A 60 ton per day plant operating at capacity 365 days per year will generate projected gross revenues of over $1 million per year in processing fees.
- A single-source or "pure" organics stream with eight percent total solids will yield 4.8 tons of bulk solids byproduct per day from a 60 ton per day DuroZyme plant operating at capacity. This specialty DuroZyme-enriched, end product is projected to sell for $500/ton, yielding annual gross revenues of over $875,000.
- Every ton of input organic material containing eight percent total solids is projected to yield an ounce of DuroZyme product priced at $1,000 per ounce. A 60 ton per day plant running at capacity over 365 days per year will generate projected annual gross revenues of over $20 million from sale of unique, stable and natural DuroZymes.

The operating income depends upon the local tip fee structures, market demand for end products and specific enzyme product pricing. Operating costs depend on a number of factors, including local wages, utilities, taxes, finance fees, logistics of obtaining raw materials and end product distribution.

The Company projects completion of construction and commencement of full operation of its prototype DuroZyme plant and Technology Development Center within its first year of operations. This facility will showcase Duro Enzyme's advanced technology, delivery systems and products.

Employees
---------

As of November 30, 2000, the Company had seven consultants. Of those employees, 3 were classified as executive officers, two as administrative personnel, and two sales and marketing. The Company's employees do not belong to a collective bargaining unit, and the Company is not aware of any labor union organizing activity. The Company believes its future success will depend in large part on its continuing ability to attract, train and retain skilled technical, sales, marketing and customer support personnel.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

The corporate headquarters of the Company is located at 435 Martin Street, Blaine Washington, 98230, where it sub-leases approximately 250 square feet at a monthly rate of US$400. The Company also has offices at 8412 Armstrong Road, Langley, British Columbia, V1M 3P5, CANADA. There it leases approximately 5,000 square feet at a monthly rate of US$3,000.

The Company believes that these facilities will be suitable for the operation of its business for the foreseeable future. The facilities are adequately insured against perils commonly covered by business insurance policies.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

The Company is not presently a party to any material pending legal or administrative proceedings, and its property is not subject to any such proceedings, except as may be incurred in the ordinary course of business.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

No matters were submitted to the shareholders during the three month period ended September 30, 2000.


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------------------------------------------------------------------------

The Company's common stock is traded on the Over-the-Counter Bulletin Board (OTC-BB) under the symbol "HMWB." The following table sets forth, for the periods indicated, the range of high and low sales prices of the Company's common stock as quoted by various market makers for the period of January 1, 2000 through September 30, 2000.

       January 1, 2000 to September 30, 2000:          High*          Low*
                                                     -----------------------
               January  to  March                      $5.00           $1.75
               April  to  June                         $4.00           $2.63
               July to September                       $2.62           $1.48

       *The  pricing  information  was  provided  by  Edgar  Filing  System.

On November 30, 2000, the Company's common stock was held by approximately 1000 shareholders of record or through nominee or street name accounts with brokers.

The Company has not paid dividends in prior years and has no plans to pay dividends in the near future. The Company intends to reinvest its earnings on the continued development and operation of its business. Any payment of dividends would depend upon the Company's pattern of growth, profitability, financial condition, and such other factors as the Board of Directors may deem relevant.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

In February, 2000, the Company conducted a 1.2 to 1 forward stock split whereby the holders of the Common Stock of the Company received 1.2 shares for each share of Common Stock held. The Company issued 5,479,400 shares of its Common
Stock to its existing shareholders in connection with the stock split. The offering was made pursuant to an exemption from the Securities Act of 1933, as amended, namely Section 3(a)(3)(9) of the Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes there to included elsewhere in this transitional annual report for the nine months ended September 30, 2000. This transitional annual report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein.

INTRODUCTION

The Company is a Nevada corporation formed on September 15, 1995. The Company has been a development stage company specializing in the wholesaling of specialty and gourmet cheeses. The Company suspended operations in the year 2000.

On October 16, 2000, the Company conducted a voluntary share exchange whereby it offered up to 28,800,000 shares of its Common Stock to the shareholders of Duro Enzyme Products Inc. ("Duro Enzyme") in exchange for all of the issued and outstanding shares of Duro Enzyme. The effect of the share exchange was to transfer control of the Company to the shareholders of Duro Enzyme. The majority of shares of the Company are now held by former shareholders of Duro Enzyme. The Company effectively took control of all of the assets of Duro Enzyme, including its subsidiaries, by becoming its sole shareholder. Following the share exchange, the Company has offices in both Canada and the United States and has changed the focus of its business from gourmet and specialty cheeses to recycling technologies. Its Canadian office is located adjacent to the site of its prototype DuroZyme plant and Technology Development Center in Langley, British Columbia.

The Company now has the license to utilize and exploit the DuroZyme Plant and 3SF Technology anywhere in the world. Through application of this technology, the Company can manufacture unique, stable and natural enzymes and specialty end products. This technology solves a major environmental problem and provides the world with unique, stable and natural enzyme products.

The  Company  will  implement  its  business  plan  through  two  subsidiaries:

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

STATUS  OF  OPERATIONS

During the nine months ended September 30, 2000 the operations of the Company were suspended. On October 16, 2000, the Company acquired Duro Enzyme. The operations of the Company after October 16, 2000 consist entirely of the business of Duro Enzyme.

The Company changed its fiscal year end from December 31 to September 30 by unanimous consent of the Board of Directors on December 15, 2000.

PLAN  OF  OPERATIONS

With the acquisition of Duro Enzyme, the Company has shifted its business operations away from gourmet and specialty cheeses to DuroZyme technology. The new business is in the early stages of operations and is focused on implementing and developing its business plan to meet its growth objectives. The majority of the current resources of the Company will focus on developing the recycling technologies of Duro Enzyme.

FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

Nine  Months  Ended September 30, 2000, Compared to Year Ended December 31, 1999

The following discussion sets forth information for the nine months ended September 30, 2000, compared with the twelve months ended December 31, 1999. This information has been derived from audited financial statements of the Company and Duro Enzyme contained elsewhere in this Form 10-KSB.

Results  of  Operations
-----------------------

Planned principal operations of the Company commenced in 1995. However, to this date the Company has received limited revenues. In June 1975, the Financial Accounting Standards Board, in its Statement No. 7, set forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of the management of the Company, the Company and Duro Enzyme as well as their activities from inception through September 30, 2000 fall within the referenced guidelines. Accordingly, the Company has reported its and Duro Enzyme's activities in accordance with the aforesaid Statement of Financial Accounting Standards No. 7.

Sales  and  Revenues
--------------------

During the nine months ended September 30, 2000 and the years ended December 31, 1999 and 1998, the Company sustained a net loss of approximately $3,799, $29,765 and $40,521, respectively. The Company's losses up through September 2000 have been due to suspended business operations.

The Company intends to derive revenues generally from the implementation of the Duro Enzyme business plan. For the ten months (since inception) ended September 30, 2000, Duro Enzyme sustained a net loss of $3,932.

Expenses
--------

General and administrative expenses for the Company were $2,999, $27,454 and $41,577 for the nine months ended September 30, 2000 and the for the years ended December 31, 1999 and 1998, respectively. The significant expenditures have been business startup costs and consulting fees.

As the Company proceeds with the business plan of Duro Enzyme, the Company expects to incur significant startup costs. During the ten months ended September 30, 2000, Duro Enzyme had expenses of $3,932, which consisted of $2,699 in filing fees and $1,233 in interest. As of September 30, 2000, Duro Enzyme had incurred limited expenditures but that is expected to change during the three months ended December 31, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

No material commitments for capital expenditures were made during the nine months ended September 30, 2000.

As of September 30, 2000, the Company had net stockholders' deficit of $ $25,923, accumulated losses during the development stage of $1,349,077 and a working capital deficit of $25,938. As of the same date, Duro Enzyme had net stockholders' deficit of $3,931 and a working capital deficit of $1,003,931. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations.

The Company plans to utilize a combination of internally generated funds from operations, potential debt and/or equity financings to fund its short-term and long-term growth. The availability of future financings will depend on market conditions. A portion of the funds may be used to grow the business through acquisitions of other businesses.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The Company does not believe that the adoption of SAB 101 will have a material affect on the Company's financial results.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company will adopt FIN 44 in accounting for the stock options granted.

In March 2000, EITF 00-2 "Accounting for Web Site Development Costs" was released. EITF 00-2 provides guidance on how an entity should account for costs involved in such areas as planning, developing software to operate the web site, graphics, content, and operating expenses. EITF 00-2 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000.

FORWARD-LOOKING  STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee" and similar expressions are intended to identify forward-looking statements. The following discussion of risks should be read in conjunction with the Company's financial statements and notes and other financial information included elsewhere in this Form 10-KSB. In addition to historical information, this Form 10-KSB contains statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this "Risk Factors" section of the Form 10-KSB.

RISK  FACTORS

Shareholders and prospective purchasers of the Company's Common Stock should carefully consider the following risk factors in addition to the other information appearing in this Transitional Annual Report on Form 10-KSB.

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

     POTENTIAL BUSINESS COMBINATIONS COULD BE DIFFICULT TO INTEGRATE AND DISRUPT BUSINESS OPERATIONS.

Any acquisition of or business combination with another company could disrupt the Company's ongoing business, distract management and employees and increase the Company's expenses. If another company acquires the Company, it could face difficulties in assimilating with that company's personnel and operations. Acquisitions also involve the need for integration into existing administration, services, marketing and support efforts.

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

     THE COMPANY MAY BE UNABLE TO PROTECT ITS INTELLECTUAL PROPERTY, TRADE SECRETS AND KNOW-HOW WHICH WOULD REMOVE A BARRIER TO COMPETITION AND MAY DIRECTLY AFFECT THE AMOUNT OF REVENUE IT GENERATES.

The Company depends heavily on its 3SF technology to produce stable and unique enzymes. The Company is dependent on its ability to keep trade secrets and obtain patents on business processes as well as on its ability to develop new processes to meet the needs of its marketplace. Although the Company intends to employ various methods, including trademarks, patents, copyrights and confidentiality agreements with employees, consultants and third party businesses, to protect its intellectual property and trade secrets, there can be no assurance that it will be able to maintain the confidentiality of any of its proprietary technology, know-how or trade secrets, or that others will not independently develop substantially equivalent technology. The failure or inability to protect these rights could have a material adverse effect on the Company's operations.

     THE COMPANY MAY NOT BE ABLE TO EFFECTIVELY MANAGE ITS GROWTH WHICH COULD HAVE A MATERIAL EFFECT ON ITS BUSINESS OPERATIONS.

The Company's ability to manage its growth depends in part upon its ability to develop and expand operating, management, information and financial systems, and production capacity, which may significantly increase its future operating expenses. No assurance can be given that it will grow in the future or that it will be able to effectively manage such growth. Its inability to manage its growth successfully could have a material adverse effect on its business, financial condition and results of operations. The Company cannot successfully implement its business model if it fails to manage its growth. The Company plans to rapidly and significantly expanded its operations domestically and internationally and anticipates further expansion to take advantage of market opportunities.

     THE COMPANY MAY ENTER INTO NEW LINES OF BUSINESS WHICH INVESTORS ARE NOT GIVEN THE OPPORTUNITY TO EVALUATE

In the event of a business combination, acquisition, or change in shareholder control, the Company may enter into a new line of business which an investor did not anticipate and in which that investor may not want to participate. The Company may make investments in or acquire complementary products, technologies and businesses, or businesses completely unrelated to its current business plan. Similarly, an asset acquisition or business combination would likely include the issuance of a significant amount of the Company's common stock, which may result in a majority of the voting power being transferred to new investors. New investors may replace the Company's management. New management may decide not to continue to implement the Company's current business plan, and may decide to enter into a business completely unrelated to the current business plan which an investor did not anticipate and in which that investor may not want to participate. In such case, an investor could lose its entire investment on a business decision it did not get to evaluate at the time of investing in the Company.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

Financial  statements  and  supplementary  data  are set forth on pages F-1 thru
F-20.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

None.

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

In anticipation of the Exchange, on September 29, 2000 the Board of Directors of the Company accepted the resignation of its directors and executive officers and appointed new directors and executive officers.

The  following  individuals  resigned as directors and executive officers of the
Company:

          Dennis  Davis              Director  and  President
          Cornelia  Davis            Director,  Secretary  and  Treasurer
          Florence  Roberts          Director

The following individuals were appointed directors and executive officers of the
Company:

          Robert  L.  Jackman        Director,  President  and  Treasurer
          Dean  Branconnier          Director  and  Vice  President
          Jolene  Fuller             Director  and  Secretary

The following table sets forth the name, age and position of each Director and Executive Officer of the Company and Duro Enzyme as of September 30, 2000.

NAME               AGE  POSITION
-----------------  ---  --------
Rowland Wallenius   30  President, Secretary, Treasurer and sole Director of Duro
                        Enzyme

Robert L. Jackman   38  President, Treasurer and a Director of Home.Web

Dean Branconnier    32  Vice President and a Director of Home.Web

Jolene Fuller       25  Secretary and a Director of Home.Web


ROWLAND  WALLENIUS  -  PRESIDENT, SECRETARY, TREASURER AND SOLE DIRECTOR OF DURO
--------------------------------------------------------------------------------
ENZYME
------
Mr. Wallenius has been involved with Duro Enzymes Products Inc. since its inception and was appointed director and elected President, Secretary and Treasurer of Duro Enzyme on December 1, 1999. His duties and responsibilities have been to structure and design the initial startup, develop and implement a business and marketing plan, negotiate license agreements for the core technology and manage the daily operations of Duro Enzyme. Mr. Wallenius is also President of Planet Earth Recycling Inc., a U.S. public corporation trading on the OTC Bulletin Board, which is involved in building plants and providing services that involve waste recycling. In 1997, Mr. Wallenius formed Rowland Consulting Ltd., a private consulting company. He has performed consulting work for Thermo Tech Technologies Inc., a public Canadian corporation. Prior to opening a consulting business, Mr. Wallenius worked as a Chartered Accountant for BDO Dunwoody and Collins Barrow in Vancouver, B.C., Canada. Mr. Wallenius received a Bachelors of Business Administration degree in Accounting from Simon Fraser University, Burnaby, B.C., Canada in 1993 and became a Chartered Accountant in 1996.

ROBERT  L.  JACKMAN  -  PRESIDENT,  TREASURER  AND  A  DIRECTOR  OF  HOME.WEB
-----------------------------------------------------------------------------
Prior to becoming a member of the Board and President of Home.Web, Inc., Robert Jackman assisted with starting and organizing Duro Enzyme. Currently, Dr. Jackman is a research and development and management consultant to Thermo Enzyme Products Inc. (since 1998), Earthscape Maintenance Inc. (since 1997), Thermo Tech Technologies Inc. (since 1995), and Thermo Tech Research Systems Inc. (since 1995). As a consultant, he has assisted in the management of corporate research and new product and technology development, coordinated experimental research projects, provided technical support services, assisted with day-to-day management of operations, assisted with promotion of the companies and their products, assisted with preparation of patent applications, and provided quality control of facilities. In 1994 and 1995, Dr. Jackman worked as a research associate at the University of Guelph in Guelph, Ontario, Canada. As a research associate, he conducted research studies on food texture-structure relationships and published his findings. Dr. Jackman is an author of six book chapters and 20 scientific research papers. He received a Ph.D. in Food Science in 1992 and a Masters of Science degree in 1988 from the University of Guelph. He also has a Bachelors of Science degree from the University of British Columbia, which he received in 1985.

DEAN  BRANCONNIER  -  VICE  PRESIDENT  AND  A  DIRECTOR  OF  HOME.WEB
---------------------------------------------------------------------
Over the past year, Dean Branconnier has assisted with the organization and development of Duro Enzyme. Prior to the year 2000, Mr. Branconnier was Plant Manager for the Richmond Bio Conversion Inc. Thermo Master Plant in Richmond, British Columbia, Canada (1998-2000) and for the Hamilton Bio Conversion Inc. Thermo Master Plant in Hamilton, Ontario, Canada (1995-1998). As Plant Manager, Mr. Branconnier has the following duties and responsibilities: assist with project schedules and construction contracts; responsible for start of operations at both plants; maintain a daily log of all plant events and manage daily operations; oversee all office administration; manage expenditures; ensure compliance with permits; conduct performance reviews of employees; ensure plant safety and security; and staff the plants. From 1985 to 1995, Mr. Branconnier worked as a management consultant for Thermo Tech Waste Systems Inc., assisting with managing and organization the startup company.

JOLENE  FULLER  -  SECRETARY  AND  A  DIRECTOR  OF  HOME.WEB
------------------------------------------------------------
Over the past year, Jolene Fuller has assisted with day-to-day operations at Duro Enzyme. She has monitored the research and development projects, reviewed promotional materials, set up the office and hired personnel. Since 1998, Ms. Fuller was an office administrator at Thermo Enzyme Products Ltd. Her duties and responsibilities included: hiring and training administrative staff; monitoring research and development projects; implementing policies and procedures; and reviewing promotional materials. Since 1993, Ms. Fuller has been property manager of several rental properties. As property manager, she is responsible for collecting rents, monitoring repairs, retaining contracts, and managing the portfolio of properties. Since 1997, Ms. Fuller has been Vice
President of Earthscape Maintenance Inc., a Langley, B.C. company. She is responsible for office management and bookkeeping and maintaining a database of customers. From 1988 to 1998, Ms. Fuller was Office Manager at Thermo Tech Technologies Inc. As Office Manager she had the following duties and responsibilities: bookkeeping; reviewing and filing documents; ordering supplies; monitoring stock trading activities; preparing promotional materials; preparing company database; and managing staff of ten.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Directors and officers of the Company are required by Section 16(a) of the Securities Exchange Act of 1934 to report to the Securities and Exchange Commission their transactions in, and beneficial ownership of, the Company's common stock, including any grants of options to purchase common stock. To the best of the Company's knowledge, Dennis Davis, Cornelia Davis and Florence Roberts have not filed Form 3 and have not reported any other transactions on Form 4 or Form 5 prior to September 30, 2000. Mr. Davis, Ms. Davis and Ms. Roberts were replaced as officers and directors of the Company on September 29, 2000 by Robert L. Jackman, Dean Branconnier and Jolene Fuller. Mr. Jackman, Mr. Branconnier and Ms. Fuller have filed with the SEC Forms 3 and 4. These forms were filed after their due dates.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

The following table sets forth the compensation we have paid to Dennis Davis (President and Treasurer) for the nine months ended September 30, 2000 and the fiscal years ended December 31, 1999 and 1998. No other executive officers received more than $100,000 during each of those periods. The Company does not currently have a long term compensation plan and does not grant any long term compensation to its executive officers or employees . The table does not reflect certain personal benefits, which in the aggregate are less than ten percent of each Named Executive Officer's salary and bonus. No other compensation was granted for the periods covered.

                                      SUMMARY COMPENSATION TABLE

                                                              Long Term Compensation
                                                       ----------------------------------
                            Annual  Compensation               Awards            Payouts
                   ----------------------------------  ------------------------  --------
                                                                    Securities
Name                                         Other     Restricted   Underlying
and                                          Annual       Stock      Options/      LTIP     All Other
Principal                                   Compens-    Award(s)     SARs (#)    Payouts     Compen-
Position     Year  Salary ($)   Bonus ($)  ation ($)       ($)          (1)        ($)     sation ($)
-----------  ----  -----------  ---------  ----------  -----------  -----------  --------  -----------
Davis,       2000  $       Nil  N/A        $        0  N/A                   0   N/A       $         0
Dennis       1999  $       Nil  N/A        $        0  N/A                   0   N/A       $         0
(President)  1998  $       Nil  N/A        $        0  N/A             250,000   N/A       $         0
-----------  ----  -----------  ---------  ----------  -----------  -----------  --------  -----------

(1) Consists of grants of stock options under the Company's Stock Option Plan. The 250,000 stock options granted to Dennis Davis in 1998 were cancelled by him on September 27, 2000.

COMPENSATION  OF  DIRECTORS

Directors are not compensated for their service as directors. All directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as a director of the Company.

EMPLOYMENT  CONTRACTS

The Company does not currently have employment agreements with its executive officers.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

The following table sets forth as of November 30, 2000 certain information known to the Company regarding the beneficial ownership of the Company's common stock, and as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares; (ii) each shareholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock; and (iii) all executive officers and directors as a group. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. The individuals listed in the table are accessible at the following address: 435 Martin Street, Blaine, Washington, 98230.

                                                                             PERCENTAGE OF
NAME AND POSITION                                       NUMBER OF SHARES  OUTSTANDING SHARES
------------------------------------------------------  ----------------  -------------------
Robert L. Jackman - President, Treasurer and Director          1,500,000                 4.6%
------------------------------------------------------  ----------------  -------------------
Dean Branconnier - Vice President and Director                 1,600,000                 4.9%
------------------------------------------------------  ----------------  -------------------
Jolene Fuller - Secretary and Director                         1,625,000                 4.9%
------------------------------------------------------  ----------------  -------------------
ALL CURRENT DIRECTORS AND
OFFICERS AS A GROUP (3 Persons)                                4,725,000                14.4%
------------------------------------------------------  ----------------  -------------------

CHANGE  IN  CONTROL

The Company is not aware of any arrangement that would upset the control mechanisms currently in place. Although it is conceivable that a third party could attempt a hostile takeover of the Company, the Company has not received notice of any such effort.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

None.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------

2.1****  Agreement and Plan of Reorganization, executed August 1, 2000, by and between
         Home.Web, Inc. and Duro Enzyme Products Inc.

   3.1*  Articles of Incorporation dated September 12, 1995

  3.2**  Certificate of Amendment of Articles of Incorporation dated July 15, 1998

   3.3*  Bylaws dated June 1, 1997

    4.1  Specimen Stock Certificate for Shares of Common Stock of the Company

10.1***  License and Distribution Agreement between Thermo Enzyme Products Inc. and Duro
         Enzyme Solutions Inc. (U.S.)September 21, 2000

10.2***  Research and Development Services Agreement - Canada between Thermo Enzyme
         Products Inc. and Duro Enzyme Solutions Inc. Canada dated September 21, 2000

10.3***  Research and Development Services Agreement United States between Thermo Enzyme
         Products Inc. and Duro Enzyme Solutions Inc. (U.S.) and Duro Enzyme Products Inc.
         dated September 21, 2000

   23.1  Consent of Hawkins Accounting, Independent Auditor

   27.1  Financial Data Schedule


* Filed on March 17, 1999, as an Exhibit to an amendment to the Company's Registration Statement on Form 10-SB and incorporated herein by this reference.

** Filed on June 14, 1999, as an Exhibit to an amendment to the Company's Registration Statement on Form 10-SB and incorporated herein by this reference.

*** Filed on November 20, 2000, as an Exhibit to the Company's Report on Form 10-QSB for the three months ended September 30, 2000 and incorporated herein by this reference.

**** Filed on December 29, 2000, as an Exhibit to a report by the Company on an amendment to Form 8-K dated October 16, 2000.

REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed by the Company during the nine months ended September 30, 2000.

An amendment to a report on Form 8-K dated October 16, 2000 was filed, however, on December 29, 2000. The amended Form 8-K discusses the change in control of the Company and the acquisition of Duro Enzyme and all of its assets by the Company through a voluntary share exchange with Duro Enzyme's shareholders. Audited financial statements of Duro Enzyme and Pro Forma financial information was included in the amended Form 8-K.

SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             HOME.WEB,  INC.

             By:   /s/  Bob Jackman
                ------------------------------
                Robert  L.  Jackman
                President

             Date:   December  29,  2000
                  ----------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             By:   /s/  Bob. Jackman                Date:  December 29, 2000
                ------------------------                 -------------------
                Robert  L.  Jackman
                President, Treasurer and a Director


             By:   /s/  Dean  Branconnier           Date:  December 29, 2000
                ------------------------                 -------------------
                Dean  Branconnier
                Vice President and a Director


             By:   /s/  Chad  Burback               Date:  December 29, 2000
                ------------------------                 -------------------
                Jolene  Fuller
                Secretary and a Director

                                     INDEX TO FINANCIAL STATEMENTS

                                             HOME.WEB, INC.

Independent Auditor's Report, dated December 15, 2000 . . . . . . . . . . . . . . . . . . . . . .  F-1

Balance Sheets as at September 30, 2000 and December 31, 1999 (audited) . . . . . . . . . . . . .  F-2

Statement of Operations for the nine months ended September 30, 2000 and the year ended December 31, 1999 (audited). . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

Statement of Cash Flows for the nine months ended September 30, 2000 and the year ended December 31, 1999 (audited). . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4

Statement of Shareholders' Equity as at September 30, 2000 and December 31, 1999 (audited). . . .  F-5

Summary of Significant Accounting Policies. . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

Notes to Financial Statements (audited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7


                                      DURO ENZYME PRODUCTS INC.

Independent Auditors' Report, dated October 17, 2000. . . . . . . . . . . . . . . . . . . . . . .  F-11

Consolidated Balance Sheet as at September 30, 2000 (audited) . . . . . . . . . . . . . . . . . .  F-12

Consolidated Statement of Loss for the ten months ended September 30, 2000 (audited). . . . . . .  F-13

Consolidated Statement of Changes in Financial Position for the ten months ended
September 30, 2000 (audited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-14

Notes to Financial Statements for the ten months ended September 30, 2000 (audited) . . . . . . .  F-15


                   INDEX TO PRO FORMA FINANCIAL STATEMENTS OF THE COMBINED ENTITY

Pro Forma Consolidated Balance Sheet as at September 30, 2000 (unaudited) . . . . . . . . . . . .  F-18

Pro Forma Consolidated Statement of Loss for the nine months ended September 30, 2000 (unaudited)  F-19

Pro Forma Consolidated Statement of Loss for the year ended December 31, 1999 (unaudited) . . . .  F-20

To  the  Board  of  Directors  and  Shareholders
------------------------------------------------
Home  Web,  Incorporated
Monterey,  California

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

I have audited the balance sheet of Home Web, Incorporated (a development stage company) as of September 30, 2000 and December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the nine month period ended September 30, 2000 (Note D) and the twelve month period ended December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Home Web, Incorporated, as of September 30, 2000 and December 31, 1999 the results of operations the cash flows and the cumulative results of operations and cumulative cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note I to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.



                                   /s/  "Hawkins  Accounting"



December  15,  2000

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)
                                 BALANCE SHEET
                   September 30, 2000 and December 31, 1999
                                   (Audited)

ASSETS
                                                 2000          1999
                                                 ----          ----
Current assets
  Cash in bank                                  $         0   $         7
  Non-trade receivable                                1,450         1,450
                                                ------------  ------------
    Total current assets                              1,450         1,457

Equipment
  Coolers and equipment                              40,308        40,308
  Office equipment                                    9,841         9,841
                                                ------------  ------------
                                                     50,149        50,149
  Accumulated depreciation                           (9,288)       (9,288)
                                                ------------  ------------
    Total equipment                                  40,861        40,861

Other assets
  Trade name                                         11,000        11,000
                                                ------------  ------------
    Total other assets                               11,000        11,000
                                                ------------  ------------

    TOTAL ASSETS                                $    53,311   $    53,318
                                                ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                    1,426   $    17,655
  California Franchise Tax payable                        0         3,116
  Loan from affiliate                                25,962         2,825
                                                ------------  ------------
    Total current liabilities                        27,388        23,596

Shareholders' equity
  Capital stock                                      27,507        27,507
  Paid in capital                                 1,347,493     1,347,493
  Deficit accumulated during development stage   (1,349,077)   (1,345,278)
                                                ------------  ------------
    Total shareholders' equity                       25,923        29,722
                                                ------------  ------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $    53,311   $    53,318
                                                ============  ============

    The accompanying notes are an integral part of the financial statements.

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
     For the nine months ended September 30, 2000 and the twelve months ended
                                December 31, 1999
                                   (Audited)

                                                                        September 30,2000
                                                                             Deficit
                                                                           Accumulated
                                                                             During
                                        Nine Months       Twelve Months    Development
                                           2000               1999            Stage
                                    -------------------  ---------------  -------------
Sales                               $                0   $          528   $     18,887
Cost of Sales                                        0              523         15,091
                                    -------------------  ---------------  -------------
Gross Margin                                                          5          3,796
Expenses
  Advertising                                                         7            856
  Amortization                                                                   1,584
  Consulting fees                                2,929            5,500         14,125
  Equipment rental                                                               2,339
  Depreciation                                                    4,003          9,288
  Licenses and taxes                                                145            370
  Office help                                                     1,591         12,432
  Office supplies                                   70              588          3,830
  Postage                                                                          673
  Travel, meals and entertainment                                    54          2,679
  Rent, utilities and telephone                                     248          3,591
  Organization and start up costs                                15,318         41,674
  Compensation due stock issuance                                            1,254,500
                                    -------------------  ---------------  -------------
    Total expenses                               2,999           27,454      1,347,941
                                    -------------------  ---------------  -------------
    (Loss) from operations                      (2,999)         (27,449)    (1,344,145)
Other income (expense)
  Interest                                                                          50
  Nondeductible penalties                                           716            882
  State tax expense                                800            1,600          4,000
                                    -------------------  ---------------  -------------
    Total other expenses                           800            2,316          4,932
                                    -------------------  ---------------  -------------
    Net loss                        $           (3,799)  $      (29,765)  $ (1,349,077)
                                    ===================  ===============  =============
Loss per share
  of common stock                   $          (0.0001)  $      (0.0010)  $    (0.0410)
Weighted average of
  shares outstanding                        32,876,400       27,157,000     32,876,400
                                    ===================  ===============  =============

    The accompanying notes are an integral part of the financial statements.

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)
                     STATEMENT OF CASHFLOWS-INDIRECT METHOD
     For the nine months ended September 30, 2000 and the twelve months ended
                                December 31, 1999
                                   (Audited)

                                                                        September 30, 2000
                                                                            Cash flows
                                                                            Accumulated
                                                                              During
                                                Nine Months  Twelve Months  Development
                                                    2000        1999          Stage
                                                   ----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                   $ (3,799)  $  (29,765)  $(1,349,077)
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                                     4,003         9,288
  Stock issued for services                                           500     1,254,500
  Expensing of organization costs                                   2,376         2,366
  Increase in accounts payable                                     17,655           500
  Increase in accounts receivable                                                (1,450)
  Increase in accrued liabilities                      3,792        5,141        27,388
                                                   ----------  -----------  ------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                              (7)         (90)      (56,485)
INVESTING ACTIVITIES
  Increase in other assets                                                       13,366
  Purchase of equipment                                                          50,149
                                                   ----------  -----------  ------------
NET CASH USED IN INVESTING ACTIVITIES                                            63,515
FINANCING ACTIVITIES
  Sale of common stock                                                          120,000
                                                   ----------  -----------  ------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                             (7)         (90)            0
Cash and cash equivalents at the beginning of the
  period                                                   7           97             0
                                                   ----------  -----------  ------------
CASH AND CASH EQUIVALENTS AT THE END OF
  THE PERIOD                                        $      0   $        7   $         0
                                                   ==========  ===========  ============

    The accompanying notes are an integral part of the financial statements.

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                    September 30, 2000 and December 31, 1999
                                   (Audited)

            1999
            ----
                                                                      Deficit
                                                                     Accumulated
                                  Common stock                         During
                               --------------------       Paid in    Development
                               Shares        Amount       Capital       Stage        Total
                             -----------  -------------  ----------  ------------  --------
Balance,
   December 31, 1998         27,497,000   $     27,497   $1,347,003  $(1,315,513)  $58,987

Common stock issued              10,000             10          490                    500

Net loss for the period
   ended December 31, 1999                                               (29,765)  (29,765)
                             -----------  -------------  ----------  ------------  --------
                             27,507,000   $     27,507   $1,347,493  $(1,345,278)  $29,722



            2000
            ----

Balance,
   December 31, 1999         27,507,000   $     27,507   $1,347,493  $(1,345,278)  $29,722

February 23, 2000,
 forward stock split          5,369,400
Net loss for the period
   ended September 30, 2000                                               (3,799)   (3,799)
                             -----------  -------------  ----------  ------------  --------
                             32,876,400   $  27,507.00   $1,347,493  $(1,349,077)  $25,923
                             ===========  =============  ==========  ============  ========

    The accompanying notes are an integral part of the financial statements.

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                    September 30, 2000 and December 31, 1999
                                   (Audited)

Development  Stage  Company
---------------------------
     Home Web, Inc. (the "Company") is a development stage company as defined in the Financial Accounting Standards Board No. 7. The Company is devoting substantially all of its present efforts in securing and establishing a new business, and although planned principal operations have commenced, substantial revenues have yet to be realized.

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

Common  Stock
-------------
     Common stock is at .001 par value with 50,000,000 shares authorized, 32,876,400 were outstanding as of September 30, 2000 and 27,507,000 for the period ending December 31, 1999.

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 2000 and December 31, 1999
                                   (Audited)

NOTE  A:  Background
          ----------

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

NOTE  B:  Related  Party  Transactions
          ----------------------------

     During the period ending September 30, 2000 an affiliated company advanced the Company $20,908. This money was used to pay off the accounts payable as of June 30, 2000. For the period ended December 31, 1999 the Company paid a total of $5,400 in rent and consulting fees per an agreement with the affiliate.

NOTE  C:  Income  taxes
          -------------

     The benefit for income taxes from operations consisted of the following components: current tax benefit of $5,458 for September 30, 2000 and $4,458, as of September 30, 1999 resulting from a net loss before income taxes, and deferred tax expenses of $ 5,458 and $4,458 respectively resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2013.

     The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

NOTE  D:  Change  in  Accounting  Year
          ----------------------------

     The Board of Directors elected to change the year end date of the Company to September 30. This change became effective at September 30, 2000. The financial statements are for the nine months ended while the December 31, 2000 amounts are for a twelve month period.

NOTE  E:  Common  Stock
          -------------

     During the period ending September 30, 1999, pursuant to an exemption under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the
     Act), the

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 2000 and December 31, 1999
                                   (Audited)

NOTE  E:  Continued
          ---------

     Company sold solely to accredited and/or sophisticated investors, its common stock. The only transaction during the period of December 31, 1999 was 10,000 shares of stock issued to the corporate counsel in exchange for legal services to the corporation.

     On February 10, 2000 the board of directors voted a 1.2:1 forward stock split as of the record date of February 23, 2000.

NOTE  F:  Stock  options
          --------------

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

NOTE  G:  Property,  equipment  and  depreciation
          ---------------------------------------

     Property and equipment are recorded at cost. Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     Depreciation expense for the period ending September 30, 2000 was $0. And $4,003 for the year ended December 31, 1999.

NOTE  H:  Major  customer
          ---------------

     The Company had a purchase commitment to purchase the Company's merchandise from a non-affiliated company. This customer is also to take physical possession of the Company's major assets and use those assets in the ordinary course of its business. Terms are discussed more fully in Note I

NOTE  I:  Going  concern
          --------------

     As of September 30, 2000, the Company had net losses from operating activities which raise substantial doubt about its ability to continue as a going concern.

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 2000 and December 31, 1999
                                   (Audited)

NOTE  I:  Continued
          ---------

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

NOTE  J:  Subsequent  event
          -----------------

     On October 16, 2000, principal shareholders of the Company returned to treasury 28,800,000 shares of Common Stock as contemplated by an Agreement and Plan of Reorganization with Duro Enzyme Products Inc. executed on August 1, 2000. On September 29, 2000, the Company authorized the issuance of 28,800,000 shares of Common Stock of the Company to shareholders of Duro Enzyme Products Inc. On October 16, 2000, the Company issued the 28,800,000 shares of Common Stock pursuant to a voluntary share exchange with the shareholders of Duro Enzyme Products Inc. The 28,800,000 shares issued to shareholders of Duro Enzyme Products Inc. represented over 80% of the issued and outstanding shares of Common Stock of the Company and therefore resulted in a change in control of the Company. By virtue of this issuance, the Company acquired 100% of the issued and outstanding capital of Duro Enzyme Products Inc., which had net assets of $1,023,515 as of

                             HOME WEB, INCORPORATED
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 2000 and December 31, 1999
                                   (Audited)

NOTE  J:  Continued
          ---------

     September 30, 2000. Pro forma net assets of the combined entities as of September 30, 2000 were $1,076,826. For more information on the business combination, please see the Home.Web, Inc. report on the Amendment No. 1 to Form 8-K dated October 16, 2000 and filed on December 29, 2000, with the SEC.

NOTE  K:  Stock  Options
          --------------

     Stock that is issued for services rendered is recorded at the fair value of the stock in the year that the stock is given and recorded as an expense in the same year.

The  Raber  Mattuck  Group
Chartered  Accountants

  Suite 318, North Tower, Oakridge Centre, 650 West 41st Avenue, Vancouver B.C.,
                                     V5Z 2M9
         Telephone: (604) 435-5655    Facsimile: (604) 435-1913    E-mail:
                                rmca@uniserve.com
--------------------------------------------------------------------------------


                                AUDITORS' REPORT


--------------------------------------------------------------------------------


To  the  Shareholder  of  Duro  Enzyme  Products  Inc.:

We have audited the consolidated balance sheet of Duro Enzyme Products Inc. as at September 30, 2000 and the consolidated statements of loss and deficit and changes in financial position for the ten months then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at September 30, 2000 and the results of its operations and the changes in its financial position for the period ended in accordance with generally accepted accounting principles.


                                              /s/    "Raber Mattuck"
                                              ----------------------------------
                                              CHARTERED ACCOUNTANTS



Vancouver,  British  Columbia
October  17,  2000

                          DURO  ENZYME  PRODUCTS  INC.
                           CONSOLIDATED BALANCE SHEET
                            AS AT SEPTEMBER 30, 2000
                                   (Audited)


                                       U.S. $
                                     -----------
ASSETS
------

CURRENT ASSET
     Accounts receivable             $        1
     Prepaid expenses                    23,514
                                     -----------
                                         23,515

LICENSE (Note 2 (c) and 6 (a))        1,000,000
                                     -----------


TOTAL ASSETS                         $1,023,515
                                     ===========

LIABILITIES & SHAREHOLDER'S EQUITY
----------------------------------

CURRENT LIABILITIES

     Accounts Payable (Note 3)       $   27,446
     Note Payable (Note 4)            1,000,000
                                     -----------
                                      1,027,446
                                     -----------

SHAREHOLDER'S EQUITY
--------------------

CAPITAL STOCK (Note 5)                        1

DEFICIT                                  (3,932)
                                     -----------

                                         (3,931)
                                     -----------

                                     $1,023,515
                                     ===========

                 See accompanying notes.

                          DURO  ENZYME  PRODUCTS  INC.
                         CONSOLIDATED STATEMENT OF LOSS
                FOR THE 10 MONTH PERIOD ENDED SEPTEMBER 30, 2000
                                   (Audited)


                                                          U.S. $
                                                         --------


EXPENSES
     Filing Fees                                            2,699
     Interest Expense                                       1,233
                                                         --------

NET LOSS AND DEFICIT                                      $ 3,932
                                                         ========

                         See  accompanying  notes.

                            DURO ENZYME PRODUCTS INC.
             CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                FOR THE 10 MONTH PERIOD ENDED SEPTEMBER 30, 2000
                                   (Audited)

                                                              U.S. $
                                                           ------------
CASH RESOURCES PROVIDED BY (USED IN)
OPERATING ACTIVITES
     Net Loss                                              $    (3,932)

Cash generated from (used for) operating working capital
     Accounts receivable                                             1
     Prepaid expenses                                          (23,514)
     Accounts payable and accrued liabilities                   27,446
                                                           ------------

                                                                    (1)
                                                           ------------
CASH RESOURCES PROVIDED BY (USED IN)
FINANCING ACTIVITIES
     Share capital                                                   1
     Note Payable                                            1,000,000
                                                           ------------

                                                             1,000,001
                                                           ------------
CASH RESOURCES PROVIDED BY (USED IN)
INVESTING ACTIVITIES
     Acquisition of license                                 (1,000,000)
                                                           ------------

                                                            (1,000,000)
                                                           ------------

INCREASE (DECREASE) IN CASH                                          -

CASH AND TERM DEPOSITS, beginning of year                            -
                                                           ------------

CASH AND TERM DEPOSITS, end of year                        $         -
                                                           ============

                             See accompanying notes.

                            DURO ENZYME PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE 10 MONTHS ENDED SEPTEMBER 30, 2000
                                   (Audited)


1.   NATURE  OF  BUSINESS  AND  STATUS  OF  ACTIVITIES

     Duro Enzyme Products Inc. (the "Company") was incorporated in Nevada, USA on November 29, 1999, and is a private company.

     Duro Enzyme Products Inc. has the license to utilize and exploit the DuroZyme Plant and 3SF Technology anywhere in the world. Through application of the technology, the Company can manufacture unique, stable and natural enzymes and specialty end products.

     The Company has investments in two subsidiary, as follows:

     Company                                      Nature  of  Business

     Duro  Enzyme  Solutions  Inc.
     (100%  owned)  -  Nevada  Corporation        Licensor  of  Technology

     Duro  Enzyme  Solutions  Inc.
     (100%  owned)  -  B.C.  Corporation          Canadian  Subsidiary

2.  SIGNIFICANT  ACCOUNTING  POLICIES

(a)   PRINCIPLES OF ACCOUNTING  These consolidated financial statements have been prepared in accordance with accounting principles
                                generally accepted in Canada applicable to a going
                                concern, which assumes that the Company will
                                continue operation for a reasonable period of time and
                                will be able to realize its assets and discharge its
                                liabilities and commitments in the normal course of
                                operations.

                                These principles can differ in certain material respects from those accounting principles generally accepted in the
                                United States but no material differences exist in these
                                statements.


(b)   BASIS OF CONSOLIDATION    These financial statements have been prepared using the
----------------------------
                                purchase method of consolidation.  The assets and
                                liabilities of acquired companies are initially recorded at their cost.  The results of operations of the acquired
                                companies are included from the dates of acquisition.  All significant intercompany transactions and balances have
                                been eliminated on consolidation.

(c)   LICENSES                  License rights are recorded at cost and are amortized on a
--------------
                                straight-line basis over the license period (10 years) which is the Company's estimated period of benefit for these
                                costs.


3.   ACCOUNTS  PAYABLE

     Included in accounts payable is $25,213 US owing to the President, Director and Sole Shareholder of the Company.

4.   NOTE  PAYABLE

     The Company, in connection with its acquisition of the license agreement (Note 6 (a)) is indebted by way of a $1,000,000 US note payable, due on demand at five percent (5%) rate of interest payable both before and after maturity. Interest of $1,233 US has been accrued but unpaid to September 30, 2000.

5.   CAPITAL  STOCK

     The Company has authorized share capital of 25,000,000 common shares par value of $0.01US. Only 1 share has been issued.

6.   SIGNIFICANT  AGREEMENTS

     The Company has entered into several significant agreements during the operating period as follows:

     a) License and Distribution Agreement. The Company, through its subsidiary entered into a License and Distribution Agreement on September 21, 2000 to utilize and exploit the DuroZyme plants and the advanced 3SF Technology anywhere in the world. The License is $1,000,000 US and was satisfied by a Note payable (Note 4). Amortization has not been recorded during the period (Note 2 (e)). The License Agreement also calls for an additional payment of two and one-half percent (2.5%) of gross revenue.

     b) Research and Development Service Agreement. The Company has entered two separate agreements (one for the United States and one for Canada) on September 21, 2000 to retain the services of a Consultant to be the Company's prime supplier, to provide research, development and related consulting services. These services are provided at a cost plus 15% rate. This contract is for five (5) years and renewable automatically if not terminated.

                                 HOME.WEB, INC.
                      PROFORMA - CONSOLIDATED BALANCE SHEET
                      As At September 30, 2000 (Unaudited)



                                                                U.S. $
                                                            ------------
ASSETS
------
CURRENT ASSET
     Accounts receivable                                    $     1,451
     Prepaid expenses                                            23,514
                                                            ------------
                                                                 23,515

CAPITAL ASSETS                                                   40,861
LICENSE                                                       1,000,000
TRADE NAME                                                       11,000
                                                            ------------

TOTAL ASSETS                                                $ 1,076,826
                                                            ============

LIABILITIES & SHAREHOLDER'S EQUITY
----------------------------------

CURRENT LIABILITIES
     Accounts Payable                                       $    28,872
     Note Payable                                             1,000,000
     Loan from affiliate                                         25,962
                                                            ------------
                                                              1,054,834
                                                            ------------

SHAREHOLDER'S EQUITY
--------------------

CAPITAL STOCK                                                    27,508
PAID IN CAPITAL                                               1,347,493
DEFICIT                                                      (1,353,009)
                                                            ------------
                                                                 21,992

                                                            $ 1,076,826
                                                            ============

                                 HOME.WEB, INC.
                    PROFORMA - CONSOLIDATED STATEMENT OF LOSS
          For the 9 Month Period Ended September 30, 2000 (Unaudited)


                                                               U.S. $
                                                            ------------

EXPENSES
   Consulting Fees                                                 2,929
   Filling Fees                                                    2,699
   Interest Expense                                                1,233
   Office supplies                                                    70
                                                            ------------

NET  LOSS                                                         $6,931
                                                            ============

                                 HOME.WEB, INC.
                    PROFORMA - CONSOLIDATED STATEMENT OF LOSS
           For the 12 Month Period Ended December 31, 1999 (Unaudited)


                                                               U.S. $
                                                            ------------

REVENUE                                                             528
COST OF SALES                                                       523
                                                            ------------
  GROSS MARGIN                                                        5

EXPENSES
   Advertising                                                        7
   Consulting Fees                                                5,500
   Depreciation                                                   4,003
   Filling Fees                                                   1,000
   License and Taxes                                                145
   Office help                                                    1,591
   Office supplies                                                  588
   Travel                                                            54
   Rent                                                             248
   Business start up costs                                       15,318
                                                            ------------
TOTAL EXPENSES                                                   28,454
                                                            ------------
LOSS FROM OPERATION                                             (28,449)
OTHER  INCOME  (EXPENSES)
   Nondeductible penalties                                         (716)
   State tax expense                                             (1,600)
                                                            ------------
   Total other expense                                           (2,316)

NET LOSS                                                        (30,765)
                                                            ============

NET  LOSS  PER  COMMON  STOCK                                  $(0.0011)
                                                            ------------

WEIGHTED AVERAGE OF SHARES OUTSTANDING                        27,157,000
                                                            ------------

                                  EXHIBIT INDEX


EXHIBIT
NUMBER   DESCRIPTION
-------  --------------------------------------------------------------------

    4.1  Specimen Stock Certificate for Shares of Common Stock of the Company

   23.1  Consent of Hawkins Accounting, Independent Auditor

   27.1  Financial Data Schedule