Form 10QSB
period 2000-12-31
DURO ENZYME PRODUCTS INC
filed 2001-02-14
CIK 1040227

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended    December  31,  2000
                                   --------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from ___________________ to _____________________

Commission  File  Number:     0-30096
                         -------------------

                              DURO ENZYME PRODUCTS INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       NEVADA                                                    77-0454933
       ------                                                     ----------
(State or other jurisdiction of                              (I.R.S.  Employer
incorporation  or  organization)                            Identification  No.)

                              BANNER BANK BUILDING
                         SUITE 3000 - 435 MARTIN STREET
                        BLAINE, WASHINGTON         98230
                        --------------------------------
                     (Address of principal executive offices)

                                 (360) 332-1350
                  -----------------------------------------------
                 (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to  such  filing  requirements  for  the  past  90  days.   Yes [X]  No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 31, 2000, 32,876,400 shares of common stock, par value $0.001 were issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  One):[ ] Yes   [X] No

                            DURO ENZYME PRODUCTS INC.
                            (formerly Home.Web, Inc.)
                          (A Development Stage Company)

                              TABLE  OF  CONTENTS


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .3

     Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . 3

          Balance Sheets as of December 31, 2000 and
          September 30, 2000 (unaudited). . . . . . . . . . . . . . . . . . . .3

          Statement of Operations for the three months ended December 31, 2000 and the year ended September 30, 2000 (unaudited) . . . . . . . . . .4

          Statements of Cash Flows for the three months ended
          December 31, 2000 and the year ended September 30, 2000 (unaudited) .5

          Notes to Financial Statements (unaudited) . . . . . . . . . . . . . .6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations. . . . . . . . . . . . . . . . . . . . 9

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 14

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .14

     Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . .14

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .14

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                            DURO ENZYME PRODUCTS INC.
                            (formerly Home.Web, Inc.)
                          (A Development Stage Company)
                                  BALANCE  SHEET
        As  of  September  30,  2000  and  December  31,  2000  (Unaudited)


ASSETS                                           Dec 31, 2000   Sept 30, 2000
-----                                            ----------------------------
Current assets
     Cash in Bank                                $     17,757   $         -
     Non-trade receivable                                 749         1,450
     Prepaid expense                                   27,888        23,514
                                                --------------  ------------
            Total current assets                 $     46,394   $    24,964

Equipment
     Coolers and equipment                                  -        40,308
     Office equipment                                       -         9,841
                                                --------------  ------------
                                                            -        50,149
     Accumulated depreciation                               -        (9,288)
                                                --------------  ------------
            Total Equipment                                 -        40,861

Other Assets
     Trade name                                             -        11,000
     License (Note 2 (c) and 5(a))                  2,437,500     2,500,000
                                                --------------  ------------
            Total other assets                      2,437,500     2,511,000

                                                --------------  ------------
TOTAL ASSETS                                    $   2,483,894   $ 2,576,825
                                                ==============  ============

LIABILITIES & SHAREHOLDER'S EQUITY
----------------------------------

Current liabilities
     Accounts Payable                          $      145,425   $    30,379
     Loan from affiliate                                    -        25,962
                                                --------------  ------------
          Total current liabilities                   145,425        56,341
                                                --------------  ------------

Note Payable  (Note 3)                              2,500,000     2,500,000

SHAREHOLDER'S EQUITY
--------------------
Capital stock  (Note 4)                                27,507        27,507
Paid in capital                                     1,347,493     1,347,493
Deficit accumulated during development stage       (1,536,531)   (1,354,516)
                                                --------------  ------------
     Total shareholders' equity                      (161,531)       20,484
                                                --------------  ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $   2,483,894   $ 2,576,825
                                                ==============  ============

               See accompanying notes to the financial statements.

                            DURO ENZYME PRODUCTS INC.
                            (formerly Home.Web, Inc.)
                          (A Development Stage Company)
                            STATEMENT  OF  OPERATIONS
For  the  3  months  period ended December 31, 2000 and year ended September 30, 2000
                                    (Unaudited)


                                                       Dec 31, 2000    Sept 30, 2000
                                                      -------------------------------


Sales                                                 $           -   $            -

EXPENSES
     Bad Debt                                                 1,450                -
     Professional Fee                                        47,975                -
     Interest Expense                                        31,507            2,740
     Management Consulting Fee                               10,000            2,929
     Office and General                                         118            3,569
     Depreciation and Amortization                           62,500                -
     (Gain) Loss US$exchange                                  4,039                -
     Write-off of coolers & office equipment                 40,861                -
     Write-off of trade name                                 11,000                -
     Recovery of accounts payable                           (27,388)               -
                                                      -------------------------------
          Total expenses                                    182,062            9,238
                                                      -------------------------------
          (Loss) from operations                           (182,062)          (9,238)
                                                      -------------------------------

Other Income (expense)
          Interest                                               47                -
                                                      -------------------------------
              Total other income                                 47                -

Net Loss                                              $    (182,015)  $       (9,238)
Deficit from merger                                               -       (1,345,278)
Accumulated deficit, beginning of period                 (1,354,516)               -
Accumulated deficit, end of period                    $  (1,536,531)  $   (1,354,516)
                                                      ===============================
 Loss per share of common stock                       $      (0.006)  $      (0.0003)
Weighted average of shares outstanding - 32,876,400

               See accompanying notes to the financial statements.

                            DURO ENZYME PRODUCTS INC.
                            (formerly Home.Web, Inc.)
                          (A Development Stage Company)
                 STATEMENT  OF  CASH  FLOW  -  INDIRECT  METHOD
For the 3 months period ended December 31, 2000 and year ended September 1999 (Unaudited)


                                                               U.S. $          U.S. $
                                                           -------------------------------
                                                            DEC 31, 2000    SEPT 30, 2000
CASH RESOURCES PROVIDED BY (USED IN)
OPERATING ACTIVITES
     Net Loss                                              $    (182,015)  $       (9,238)
     Amortization not affecting cash                              62,500                -

Cash generated from (used for) operating working capital
     Accounts receivable - other                                     701                -
     Prepaid expenses                                             (4,375)         (23,514)
     Accounts payable and accrued liabilities                     89,085           32,745
                                                           -------------------------------

                                                                  34,104               (7)
                                                           -------------------------------
CASH RESOURCES PROVIDED BY (USED IN)
FINANCING ACTIVITIES
     Note Payable                                                      -        2,500,000
                                                           -------------------------------

                                                                       -        2,500,000
                                                           -------------------------------
CASH RESOURCES PROVIDED BY (USED IN)
INVESTING ACTIVITIES
     Acquisition of license                                            -       (2,500,000)
     Write-off of coolers and office equipment                    40,861                -
     Write-off of trade name                                      11,000                -
                                                           -------------------------------

                                                                  51,861       (2,500,000)
                                                           -------------------------------

INCREASE (DECREASE) IN CASH                                       17,757               (7)

CASH AND TERM DEPOSITS, beginning of year                              -                7

CASH AND TERM DEPOSITS, end of year                        $      17,757   $            -
                                                           ===============================

               See accompanying notes to the financial statements.

                            DURO ENZYME PRODUCTS INC.
                            (formerly Home.Web, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                    FOR THREE MONTHS ENDED DECEMBER 31, 2000

1.   NATURE OF BUSINESS AND STATUS OF ACTIVITIES

     Duro Enzyme Products Inc. (the "Company" and formerly "Home.Web, Inc.") was incorporated in Nevada, USA on September 15, 1995. The Company is public and has been traded on the Over-the-Counter Bulletin Board. On October 16, 2000, a merger was completed with a private company (Duro Enzymes Products Inc.), in which shares were exchanged on a voluntary basis; one for 28,800,000 shares. In addition holders of 1,250,000 stock options in the Company were required to surrender their shares. The Company's name was formally changed to Duro Enzyme Products Inc. on February 6, 2001 following approval by the Company's shareholders at a Special Shareholders' Meeting held at the Company's corporate offices on February 5, 2001.

     The Company has the license to utilize and exploit the DuroZyme Plant and 3SF Technology anywhere in the world. Through application of the technology, the Company can manufacture unique, stable and natural enzymes and specialty end products.

     The Company has investments in two subsidiaries, as follows:

     COMPANY                                            NATURE  OF  BUSINESS

     Duro Enzyme Solutions Inc. (100% owned) -
     Nevada  Corporation                                Licensor  of  Technology
     Duro  Enzyme Solutions Inc. (100% owned) -
     B.C. Corporation                                   Canadian Subsidiary

2.   SIGNIFICANT ACCOUNTING POLICIES

(a) Principles Of       These  consolidated  financial statements have been pre-
    Accounting          pared in accordance with accounting principles generally
                        accepted in Canada applicable to a going concern,  which
                        assumes that the Company will continue  operation for  a
                        reasonable  period of  time and will be able to  realize
                        its   assets  and   discharge   its   liabilities    and
                        commitments in the normal course of operations.

                        These principles can differ in certain material respect from those accounting principles generally accepted in the United States but no material differences exist in these statements.

                            DURO ENZYME PRODUCTS INC.
                            (formerly Home.Web, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                    FOR THREE MONTHS ENDED DECEMBER 31, 2000

2.  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONT.

(b)Basis of Consolidation  These   financial  statements   have  been   prepared
                           using   the   purchase    method   of  consolidation.
                           The assets and  liabilities of acquired companies are
                           initially  recorded at  their cost.  The  results  of
                           operations  of  the acquired  companies  are included
                           from  the  dates  of  acquisition.   All  significant
                           inter-company transactions and balances have been eliminated on consolidation.

(c)  Licenses              License  rights   are   recorded   at  cost  and  are
                           amortized on a straight-line basis over the license period (10 years) which is the Company's estimated period of benefit for these costs.

3.   NOTE PAYABLE

     The Company, in connection with its acquisition of the license agreement (Note 5 (a)) is indebted by way of a $2,500,000 US note payable, due on demand at five percent (5%) rate of interest payable both before and after maturity. Interest of $34,247 US has been accrued but unpaid to December 31, 2000.

4.   CAPITAL STOCK

     The Company had authorized share capital of 50,000,000 common shares with a par value of $0.001 US on December 31, 2000. On February 5, 2001 the Shareholders of the Company approved increasing the share capital to 160,000,000 common shares with a par value of $0.001 US and 40,000,000 shares of preferred stock having a par value of $0.001 US. Prior to the merger there were 32,876,400 shares outstanding. On October 16, 2000 28, 800,000 shares were returned to Treasury. On October 16, 2000 a share exchange in which 28,800,000 shares of the Company were issued for all the outstanding shares of Duro Enzymes Products Inc. (private company) one for 28,800,000. Total outstanding shares as of December 31, 2000 is 32,876,400.


                                 Price     Number of Shares  Total Outstanding
                              -----------  ----------------  -----------------
      December 31, 1998
      Opening balance                                               27,497,000
      Cash issue              $      0.05            10,000         27,507,000
      Feb 23, 2000
      Forward stock split                         5,369,400         32,876,400

5.   SIGNIFICANT AGREEMENTS

     The Company has entered into several significant agreements during the operating period as follows: NOTES TO FINANCIAL STATEMENTS FOR THREE MONTHS ENDED DECEMBER 31, 2000

                            DURO ENZYME PRODUCTS INC.
                            (formerly Home.Web, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THREE MONTHS ENDED DECEMBER 31, 2000

5.   SIGNIFICANT AGREEMENTS - CONT.

     a) License and Distribution Agreement. The Company, through its subsidiary entered into a License and Distribution Agreement on September 22, 2000 to utilize and exploit the DuroZyme plants and the advanced 3SF Technology anywhere in the world. The License was purchased for $2,500,000 US and was satisfied by a Note payable (Note
          3). Amortization of $62,500 has been recorded during the period (Note 2 (c)). The License Agreement also calls for an additional payment of two and one-half percent (2.5%) of gross revenue.

     b) Research and Development Service Agreement. The Company entered into two separate agreements (one for the United States and one for Canada) on September 21, 2000 to retain the services of a Consultant to be the Company's prime supplier, to provide research, development and related consulting services. These services are provided at a cost plus 15% rate. This contract is for five (5) years and renewable automatically if not terminated.

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

BUSINESS

On October 16, 2000, principal shareholders of the Company returned to treasury 28,800,000 shares of Common Stock as contemplated by an Agreement and Plan of Reorganization with Duro Enzymes Products Inc. ("Duro Enzymes") executed on August 1, 2000. On September 29, 2000 the Company authorized the issuance of 28,800,000 shares of Common Stock of the Company to shareholders of Duro Enzyme Products Inc.

On October 16, 2000 the Company issued the 28,800,000 shares of common stock pursuant to a voluntary share exchange with the shareholders of Duro Enzymes. The 28,800,000 shares issued to shareholders of Duro Enzymes, represented over 80% of the issued and outstanding shares of Common Stock of the Company and therefore resulted in a change in control of the Company. By virtue of this issuance, the Company acquired 100% of the issued and outstanding capital of Duro Enzymes, which had net assets of $1,023,515 as of September 30, 2000. Pro forma net assets of the combined entities as of September 30, 2000 were $1,076,826. For more information on the business combination, please see the Home.Web, Inc. report on Form 8-K dated October 16, 2000 and filed on December 29, 2000, as amended, with the SEC.

The effect of the share exchange was to transfer control of the Company to the shareholders of Duro Enzymes. The Company effectively took control of all of the assets of Duro Enzymes, including its subsidiaries. The majority of shares of the Company are now held by former shareholders of Duro Enzymes. Following the share exchange, the Company has offices in both Canada and the United States and has changed the focus of its business from gourmet cheeses to recycling.

The Company has the license to utilize and exploit the DuroZyme Plant and 3SF Technology anywhere in the world. Through application of the technology, the Company can manufacture unique, stable and natural enzymes and specialty end products.

This technology solves a major environmental problem and provides the world with unique, stable and natural enzyme products.

The  Company  has  two  subsidiaries:

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

STATUS  OF  OPERATIONS

On October 16, 2000, the Company acquired Duro Enzymes. The operations of the Company after October 16, 2000 consist entirely of the business of Duro Enzymes. During the three months ended December 31, 2000, the cost of coolers, trade name and office equipment of the Company have been written off after the merger with Duro Enzymes.

PLAN  OF  OPERATIONS

With the acquisition of Duro Enzyme, the Company has shifted its business operations away from gourmet and specialty cheeses to recycling technologies. The new business is in the early stages of operations and is focused on implementing and developing its business plan to meet its growth objectives. The majority of the current resources of the Company will focus on utilizing and exploiting the DuroZyme Plant and 3SF Technology anywhere in the world. Through application of the technology, the Company can manufacture unique, stable and natural enzymes and specialty end products. As reported in the report on Form 8-K dated October 16, 2000 and filed December 29, 2000, as amended, the members of the Board of Directors and executive officers were replaced on September 29, 2000. The new directors and officers will focus their efforts on the newly acquired business of Duro Enzymes.

FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

Three Months Ended December 31, 2000 as Compared with the period ended September 30, 2000

This information has been derived from unaudited interim financial statements for the period ended December 31, 2000 and period ended September 30, 2000. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.

During the first quarter, there was no significant change in the Company's financial condition or operations. The Company had no sales revenue for the three months ended December 31, 2000. For the year ended September 2000, the Company did not have any sales revenue.

     Operating  Costs  and  Expenses
     -------------------------------

The Company has an increase in expenses of $117,927 during the period to $125,658 as compared to the previous period with the total operating expenses of $7,731. The increased expenses included professional fees related to the merger and non-cash items such as amortization of $25,000. The Company also wrote off the cost of the coolers, trade name and office equipment which amounted to $52,000.


LIQUIDITY  AND  CAPITAL  RESOURCES

No material commitments for capital expenditures were made during the first quarter and the expenditures during the second quarter are not presently determinable based on the change in management.

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

     THE COMPANY'S DEPENDENCE ON RELATIONSHIPS WITH BUSINESS AND GOVERNMENTS OUTSIDE OF THE UNITED STATES INVOLVES RISKS.

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

None

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
---------------------------------------------------------

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

(A)     EXHIBITS.  The  following  exhibits  accompany  this  Form  10-QSB:

EXHIBIT  NO.     DESCRIPTION
------------     -----------
    10.1         Amendment   to   License   and   Distribution   Agreement dated
                 September  21, 2000  and  filed on November 20, 2000 as Exhibit
                 10.1 to the Company's Form 10-QSB for  the  transitional period ended  September  30,  2000


(b)  REPORTS  ON  FORM  8-K.

On  December  29,  2000,  the  Company filed an amended report on Form 8-K dated
October 16, 2000 with the SEC, which included a discussion of the change in control of the Company to the shareholders of Duro Enzymes (Item 1) and the acquisition of Duro Enzymes by the Company through a voluntary share exchange with the shareholders of Duro Enzymes (Item 2). The following financial statements were filed with the Form 8-K:

                  INDEX TO FINANCIAL STATEMENTS OF DURO ENZYME

Independent  Auditors'  Report,  dated  October  17,  2000

Consolidated  Balance  Sheet  as  at  September  30,  2000  (audited)

Consolidated Statement of Loss for the ten months ended September 30, 2000 (audited)

Consolidated Statement of Changes in Financial Position for the ten months ended September 30, 2000 (audited)

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

DURO  ENZYME  PRODUCTS  INC.


    /S/  BOB  JACKMAN                                       February 14, 2001
------------------------------                           -----------------------
Robert  Jackman,  President                                        Date

EXHIBIT  INDEX


EXHIBIT  NO.     DESCRIPTION
------------     -----------

    10.1         Amendment   to   License   and   Distribution   Agreement dated
                 September  21, 2000 and  filed on November 20, 2000 as Exhibit
                 10.1 to the Company's Form 10-QSB for the transitional period ended September 30, 2000