Form 10QSB
period 2001-03-31
DURO ENZYME PRODUCTS INC
filed 2001-05-15
CIK 1040227

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  March  31,  2001
                                    ----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from __________ to ___________

Commission  File  Number: 0-30096
                          -------


                            DURO ENZYME PRODUCTS INC.
         ---------------------------------------------------------------
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

                                 (360) 332-1350
                  --------------------------------------------
                (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 11, 2001, 32,876,400 shares of common stock, par value $0.001 were issued and outstanding.

Transitional Small Business Disclosure Format (Check One):[ ]  Yes  [X]  No

                            DURO ENZYME PRODUCTS INC
                            (FORMERLY HOME.WEB, INC.)
                                      --------

                                TABLE OF CONTENTS


                                                                                 Page
                                                                                 ----
PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .     3

     Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . .     3

          Balance Sheets as at March 31, 2001 September 30, 2000 (unaudited). .     3

          Statements of Operations for the six months ended March 31, 2001 and
          the year ended September 30, 2000 (unaudited) . . . . . . . . . . . .     4

          Statement of Operations for the quarter ended March 31, 2001
          (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

          Statements of Cash Flows for the six months ended March 31, 2001 and
          the year ended September 30, 2000 (unaudited) . . . . . . . . . . . .     6

          Notes to Financial Statements (unaudited) . . . . . . . . . . . . . .     7

     Item 2.  Management's Discussion and Analysis or Plan of Operation . . . .    10

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . .    12

     Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . .    12

     Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .    14

     Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .    14

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

                            DURO ENZYME PRODUCTS INC
                            (FORMERLY HOME.WEB, INC.)
                                      --------

                                  BALANCE SHEET
            As at September 30, 2000 and March 31, 2000 (Unaudited)

                                          U.S $          U.S. $
                                     --------------  ---------------
ASSETS                                MAR 31, 2001    SEPT 30, 2000
------                                               Restated(Note 6)
CURRENT ASSET
     Cash in Bank                    $      12,595   $            -
     Accounts receivable                       763            1,450
     Prepaid expenses                       22,688           23,514
                                     --------------  ---------------
                                            36,046           24,964

CAPITAL ASSETS                                   -           40,861

TRADE NAME                                       -           11,000

LICENSE (Note 2 (c) and 5 (a))           2,375,000        2,500,000
                                     --------------  ---------------

TOTAL ASSETS                         $   2,411,046   $    2,576,825
                                     ==============  ===============

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES
     Accounts Payable                $     184,431   $       56,341
     Note Payable (Note 3)               2,500,000        2,500,000
                                     --------------  ---------------
                                         2,684,431        2,556,341
                                     --------------  ---------------

SHAREHOLDERS' EQUITY
--------------------

CAPITAL STOCK (Note 4)                      27,507           27,507
ADDITIONAL PAID IN CAPITAL               1,347,493        1,347,493
DEFICIT                                 (1,648,385)      (1,354,516)
                                     --------------  ---------------
                                          (273,385)          20,484
                                     --------------  ---------------

                                     $   2,411,046   $    2,576,825
                                     ==============  ===============

                            DURO ENZYME PRODUCTS INC
                            (FORMERLY HOME.WEB, INC.)
                                      --------

                        CONSOLIDATED STATEMENTS OF LOSS
    For the Six Months Ended March 31, 2001 and Year Ended September 30, 2000 (Unaudited)

                                                              U.S. $            U.S. $
                                                        ------------------  ---------------
                                                          MAR 31, 2001       SEPT 30, 2000
                                                                            Restated (Note 6)
EXPENSES
     Bad Debt                                                       1,450                -
     Professional Fee                                              60,140                -
     Interest Expense                                              62,329            2,740
     Investor Communication                                         3,065
     Management Consultants                                        10,000            2,929
     Office & General                                               3,668            3,569
     Depreciation & Amortization                                  125,000                -
     (Gain) Loss US$exchange                                        3,963                -
     Write-off of coolers & office equipment                       40,861                -
     Write-off of trade name                                       11,000                -
     Recovery of Accounts Payable                                 (27,380)
                                                        ------------------  ---------------
                                                                  294,096            9,238
                                                        ------------------  ---------------

LOSS BEFORE INTEREST INCOME                                      (294,096)          (9,238)

INTEREST INCOME                                                       227                -

NET LOSS                                                $        (293,869)          (9,238)
DEFICIT FROM MERGER                                                     -       (1,345,278)
ACCUMULATED DEFICIT, BEGINNING OF PERIOD                       (1,354,516)               -
ACCUMULATED DEFICIT, END OF PERIOD                      $      (1,648,385)  $   (1,354,516)
                                                        ==================  ===============

Loss per Share for the period - 32,876,400 outstanding  $          (0.009)  $      (0.0003)

               See accompanying notes to the financial statements

                            DURO ENZYME PRODUCTS INC
                            (FORMERLY HOME.WEB, INC.)
                                      --------

                         CONSOLIDATED STATEMENT OF LOSS
                For the Quarter Ended March 31, 2001 (Unaudited)

                                                            U.S. $
                                                        --------------
                                                         MAR 31, 2001

EXPENSES
     Professional Fee                                          12,165
     Interest Expense                                          30,822
     Investor Communication                                     3,065
     Office & General                                           3,550
     Depreciation & Amortization                               62,500
     (Gain) Loss US$ exchange                                     (68)
                                                        --------------
                                                              112,034
                                                        --------------

LOSS BEFORE INTEREST INCOME                                  (112,034)

INTEREST INCOME                                                   180
                                                        --------------

NET LOSS                                                $    (111,854)

Loss per Share for the period - 32,876,400 outstanding  $      (0.003)

                            DURO ENZYME PRODUCTS INC
                            (FORMERLY HOME.WEB, INC.)
                                      --------

                      CONSOLIDATED STATEMENT OF CASH FLOW
           For the Six Months Ended March 31, 2001 (Unaudited)

                                                                 U.S. $            U.S. $
                                                           ------------------  ---------------
                                                              MAR 31, 2000      SEPT 30, 2000
CASH RESOURCES PROVIDED BY (USED IN)                                           Restated (Note 6)
OPERATING ACTIVITES
     Net Loss                                              $        (293,869)  $       (9,238)
     Amortization not affecting cash                                 125,000                -

Cash generated from (used for) operating working capital
     Accounts receivable - other                                         687                -
     Prepaid expenses                                                 (3,549)         (23,514)
     Accounts payable and accrued liabilities                        132,465           32,745
                                                           ------------------  ---------------

                                                                     (39,266)              (7)
                                                           ------------------  ---------------
CASH RESOURCES PROVIDED BY (USED IN)
FINANCING ACTIVITIES
     Note Payable                                                          -        2,500,000
                                                           ------------------  ---------------

                                                                           -        2,500,000
                                                           ------------------  ---------------
CASH RESOURCES PROVIDED BY (USED IN)
INVESTING ACTIVITIES
     Acquisition of license                                                -       (2,500,000)
     Write-off of coolers and office equipment                        40,861                -
     Write-off of trade name                                          11,000                -
                                                           ------------------  ---------------

                                                                      51,861       (2,500,000)
                                                           ------------------  ---------------

INCREASE (DECREASE) IN CASH                                           12,595               (7)

CASH AND TERM DEPOSITS, beginning of year                                  -                7

CASH AND TERM DEPOSITS, end of year                        $          12,595   $            -
                                                           ==================  ===============

               See accompanying notes to the financial statements

                            DURO ENZYME PRODUCTS INC
                            (FORMERLY HOME.WEB, INC.)
                                      --------

                          NOTES TO FINANCIAL STATEMENTS
               For the Six Months Ended March 31, 2001 (Unaudited)

1.   NATURE  OF  BUSINESS  AND  STATUS  OF  ACTIVITIES

     Duro Enzyme Products Inc. (the "Company" and formerly "Home Web, Incorporated) was incorporated in Nevada, USA on September 15, 1995. The Company is public and trades on the NASD's Over-the-Counter Bulletin Board. On October 16, 2000, a voluntary share exchange was completed with a private company (Duro Enzymes Products Inc.), in which shares were exchanged one share of Duro Enzymes Products Inc. for 28,800,000 shares of common stock of the Company. In addition, holders of 1,250,000 stock options in the Company surrendered their options. The Company's name was formally changed to Duro Enzyme Products Inc. on February 6, 2001 following approval by the Company's Shareholders at a Special Shareholders Meeting held at the Company's corporate offices on February 5, 2001.

     The Company has the license to utilize and exploit the DuroZyme Plant and 3SF Technology anywhere in the world. Through application of the technology, the Company can manufacture unique, stable and natural enzymes and specialty end products.

     The  Company  has  investments  in  two  subsidiaries,  as  follows:

     COMPANY                                                        NATURE  OF  BUSINESS
     -------                                                        --------------------
     Duro Enzyme Solutions Inc. (100% owned) - Nevada Corporation   Licensor  of  Technology
     Duro Enzyme Solutions Inc. (100% owned) - B.C. Corporation     Canadian Subsidiary

2.  SIGNIFICANT  ACCOUNTING  POLICIES

  (a) PRINCIPLES  OF  ACCOUNTING   These  consolidated financial statements have
                                   been   prepared   in   accordance  with  U.S.
                                   generally  accepted   accounting   principles
                                   applicable to a going concern, which assumes that the Company will continue operation for a reasonable period of time and will be able to realize its assets and discharge its liabilities and commitments in the normal course of operations.

  (b) BASIS  OF  CONSOLIDATION     These financial statements have been prepared
                                   using  the  purchase method of consolidation.
                                   The  assets  and  liabilities   of   acquired
                                   companies  are  initially  recorded  at their
                                   cost.  The  results  of  operations  of   the
                                   acquired  companies  are  included  from  the
                                   dates   of   acquisition.   All   significant
                                   intercompany transactions and balances have been eliminated on consolidation.

                            DURO ENZYME PRODUCTS INC
                            (FORMERLY HOME.WEB, INC.)
                                      --------

                          NOTES TO FINANCIAL STATEMENTS
               For the Six Months Ended March 31, 2001 (Unaudited)

2.   SIGNIFICANT  ACCOUNTING  POLICIES  -  CONT.

     (c) LICENSES                  License  rights  are recorded at cost and are
                                   amortized  on  a straight-line basis over the
                                   license  period   (10  years)  which  is  the
                                   Company's estimated period of benefit for these costs.

3.   NOTE  PAYABLE

     The Company, in connection with its acquisition of the license agreement (Note 5 (a)) is indebted by way of a $2,500,000 note payable, due on demand at five percent (5%) rate of interest payable both before and after maturity. Interest of $65,068.50 has been accrued but unpaid to March 31, 2001.

4.   CAPITAL  STOCK

     The Company had authorized share capital of 50,000,000 common shares with a par value of $0.001 on December 31, 2000. On February 5, 2001 the shareholders of the Company approved a special resolution increasing the share capital to 160,000,000 common shares with a par value of $0.001 and 40,000,000 shares of preferred stock having a par value of $0.001. Prior to the merger there were 32,876,400 shares outstanding. On October 16, 2000, 28,800,000 shares were returned to Treasury. On October 16, 2000 a share exchange in which 28,800,000 shares of the Company were issued for all the outstanding shares of Duro Enzyme Products Inc. (private Company) or one for 28,800,000. Total outstanding shares as of March 31, 2001 is 32,876,400.

                        Price     Number of Shares  Total Outstanding
                     -----------  ----------------  -----------------
December 31, 1998
Opening Balance                                            27,497,000
Cash issue           $      0.05            10,000         27,507,000
February 23, 2000
Forward stock split                      5,369,400         32,876,400

                            DURO ENZYME PRODUCTS INC
                            (FORMERLY HOME.WEB, INC.)
                                      --------

                          NOTES TO FINANCIAL STATEMENTS
               For the Six Months Ended March 31, 2001 (Unaudited)


5.   SIGNIFICANT  AGREEMENTS

     The Company has entered into several significant agreements during the operating period as follows:

     a) License and Distribution Agreement. The Company, through its subsidiary entered into a License and Distribution Agreement on September 22, 2000 to utilize and exploit the DuroZyme plants and the advanced 3SF Technology anywhere in the world. The License was purchased for $2,500,000 and was satisfied by a Note payable (Note 3). Amortization of $62,500 has been recorded during the period (Note 2
          (c)). The License Agreement also calls for an additional payment of two and one-half percent (2.5%) of gross revenue.

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

6.   RESTATEMENT  OF  COMPARATIVE  FIGURES

     The September 30, 2000 figures have been adjusted to reflect an increase in the License (Note 5(a)) of $1,500,000 and corresponding increase in Note Payable (Note 3). Amortization and interest expense have been adjusted accordingly.

                            DURO ENZYME PRODUCTS INC
                            (FORMERLY HOME.WEB, INC.)
                                      --------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATION
--------------------------------------------------------------------------------


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

                                    OVERVIEW

On February 5, 2001 the Company held a Special Meeting of its shareholders, to change its name to Duro Enzyme Products Inc. and to approve certain other changes to its articles of incorporation. The Board of Directors of the Company approved the amended and restated articles of incorporation by consent on February 5, 2001. Effective February 9, 2001 the Company's trading symbol changed from "HMWB" to "DEPI". The shareholders of the Company approved a special resolution increasing the share capital to 160,000,000 common shares with a par value of $0.001 and 40,000,000 shares of preferred stock having a value of $0.0001.

On October 16, 2000, principal shareholders of the Company returned to treasury 28,800,000 shares of Common Stock as contemplated by an Agreement and Plan of Reorganization with Duro Enzymes Products Inc. ("Duro Enzymes") executed on August 1, 2000. On September 29, 2000 the Company authorized the issuance of 28,800,000 shares of Common Stock of the Company to shareholders of Duro Enzymes Products Inc.

The Company has the license to utilize and exploit the DuroZyme Plant and 3SF Technology anywhere in the world. Through application of the technology, the Company can manufacture unique, stable and natural enzymes and specialty end products.

This technology is environmentally friendly and provides the world with unique, stable and natural enzyme products.

The  Company  has  two  subsidiaries:

     Duro  Enzyme  Solutions  Inc. ("Duro Solutions USA"), a Nevada corporation,
     ----------------------------------------------------
holds all the licenses and rights to the 3SF Technology as the sole sublicensor of the technology. Duro Solutions USA provides technical support to the DuroZyme Plants, including quality control and assurance functions and training in the United States.

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

                            DURO ENZYME PRODUCTS INC
                            (FORMERLY HOME.WEB, INC.)
                                      --------

                              STATUS OF OPERATIONS

On October 16, 2000, the Company acquired Duro Enzymes Products Inc. The operations of the Company after October 16, 2000 consisted entirely of the business of Duro Enzymes Products Inc. During the six months ended March 31, 2001, the cost of coolers, trade name and office equipment of the Company have been written off.

                               PLAN OF OPERATIONS

With the acquisition of Duro Enzymes Products Inc. in October 2000, the Company has shifted its business operations away from gourmet and specialty cheeses to enzyme technologies. The new business is in the early stages of operations and is focused on implementing and developing its business plan to meet its growth objectives.

The majority of the current resources of the Company will focus on utilizing and exploiting the DuroZyme Plant and 3SF Technology anywhere in the world. Through application of the technology, the Company can manufacture unique, stable and natural enzymes and specialty end products. The DuroZyme process is a 100% natural process that is provided by way of the exclusive 3SF Technology in environmentally friendly DuroZyme Plants. The fermentation is carried out under aerobic conditions, at high temperatures, using specific natural organic substrates and using naturally occurring heat and oxygen-loving microorganisms. The result is the production of 100% natural, unique stable enzyme products that are in high demand in the market place.

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2001 AS COMPARED WITH THE PERIOD ENDED SEPTEMBER 30, 2000

This information has been derived from unaudited interim financial statements for the period ended March 31, 2001 and period ended September 30, 2000. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.

During the second quarter, there was no significant change in the Company's financial condition or operations. The Company had no sales revenue for the six months ended March 31, 2001. For the year ended September 2000, the Company did not have any sales revenue.

     Operating  Costs  and  Expenses
     -------------------------------

The Company had an increase in expenses of $284,858 during the period to $294,096 as compared to the previous period with the total operating expenses of $9,238. The increased expenses included professional fees related to the merger and non-cash items such as amortization of $125,000. The Company also wrote off the cost of the coolers, trade name and office equipment which amounted to $52,000.

                            DURO ENZYME PRODUCTS INC
                            (FORMERLY HOME.WEB, INC.)
                                      --------

                         LIQUIDITY AND CAPITAL RESOURCES

No material commitments for capital expenditures were made during the second quarter and the expenditures during the third quarter are not presently determinable based on the change in management.

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

                         PART II.     OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
---------------------------------------------------------

Following the approval by the shareholders of the amended and restated articles of incorporation in February 2001, the capital stock of the Company is as follows:

                            DESCRIPTION OF SECURITIES

The following is a description of the material terms of the Company's capital stock following the amendment and restatement of its articles of incorporation in November, 2000. This description does not purport to be complete and is subject to and qualified in its entirety by the Company's articles of incorporation and bylaws and by the applicable provisions of Nevada law.

The Company's authorized capital stock consists of 160,000,000 shares of common stock, par value $0.001 per share, and 40,000,000 shares of preferred stock, par value $0.001 per share.

                            DURO ENZYME PRODUCTS INC
                            (FORMERLY HOME.WEB, INC.)
                                      --------

COMMON  STOCK

Each record holder of common stock is entitled to one vote for each share held on all matters properly submitted to the shareholders for their vote. The articles of incorporation do not permit cumulative voting for the election of directors, and shareholders do not have any preemptive rights to purchase shares in any future issuance of the Company's common stock.

Because the holders of shares of the Company's common stock do not have cumulative voting rights, the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of the Company's directors.

The holders of shares of common stock are entitled to dividends, out of funds legally available therefor, when and as declared by the Board of Directors. The Board of Directors has never declared a dividend and does not anticipate declaring a dividend in the future. In the event of liquidation, dissolution or winding up of the Company's affairs, holders are entitled to receive, ratably, the net assets of the Company available to shareholders after payment of all creditors.

Under the Company's articles of incorporation, only the Board of Directors has the power to call a special meeting of the shareholders, thereby limiting the ability of shareholders to effect a change in control of the Company by changing the composition of its Board.

All of the issued and outstanding shares of common stock are duly authorized, validly issued, fully paid, and non-assessable. To the extent that additional shares of the Company's common stock are issued, the relative interests of existing shareholders may be diluted.

PREFERRED  STOCK

The Board of Directors may determine, in whole or in part, the preferences, limitations and relative rights, within the limits set forth by the laws of the state of Nevada, or any successor statute, of any class of its preferred stock before the issuance of any shares of that class or one or more series within that class before the issuance of any shares of that series.

This is an anti-takeover measure. The Board of Directors has exclusive discretion to issue preferred shares with rights that may trump those of its common stock. The Board of Directors could use an issuance of preferred stock with dilutive or voting preferences to delay, defer or prevent common stock shareholders from initiating a change in control of the Company or reduce the rights of common stockholders to the net assets upon dissolution. Preferred stock issuances may also discourage takeover attempts that may offer premiums to holders of the Company's common stock.

                            DURO ENZYME PRODUCTS INC
                            (FORMERLY HOME.WEB, INC.)
                                      --------

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

On February 5, 2001, the Company held a Special Meeting of its shareholders to vote on a proposal to amend and restate the Company's articles of incorporation, including a name change from Home.Web, Inc. to Duro Enzyme Products Inc. Of the 32,876,400 shares of common stock entitled to vote at the meeting, 28,824,000 shares voted for, 4,052,400 shares abstained and no shares voted against the proposal.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

EXHIBIT  NO.     DESCRIPTION
                 -----------
     3.1         Amended  and  Restated  Articles  of  Incorporation

     3.2         Amended  and  Restated  Bylaws


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURO  ENZYME  PRODUCTS  INC.


    /s/  Bob  Jackman                           May  11,  2001
-------------------------------             ---------------------
Robert  Jackman,  President                       Date

                                  EXHIBIT INDEX

EXHIBIT  NO.     DESCRIPTION
                 -----------
     3.1         Amended  and  Restated  Articles  of  Incorporation

     3.2         Amended  and  Restated  Bylaws