Form 10QSB/A
period 2001-03-31
DURO ENZYME PRODUCTS INC
filed 2001-05-18
CIK 1040227

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                Amendment No. 1 to
                                   FORM 10-QSB

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

                                 (360) 332-9459
                  --------------------------------------------
                (Issuer's telephone number, including area code)

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


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

EXHIBIT  NO.     DESCRIPTION
                 -----------
     3.1         Amended  and  Restated  Articles  of  Incorporation

     3.2         Amended  and  Restated  Bylaws


                                   SIGNATURES


No items in this Form 10-QSB have been amended. The sole purpose of this amendment is to reflect the Company's correct telephone number on the cover page of this Form 10-QSB.


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURO  ENZYME  PRODUCTS  INC.


    /s/  Bob  Jackman                           May  17,  2001
-------------------------------             ---------------------
Robert  Jackman,  President                       Date

                                  EXHIBIT INDEX

EXHIBIT  NO.     DESCRIPTION
                 -----------
     3.1         Amended  and  Restated  Articles  of  Incorporation

     3.2         Amended  and  Restated  Bylaws