Form 10QSB
period 2001-06-30
DURO ENZYME PRODUCTS INC
filed 2001-08-13
CIK 1040227

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT  OF  1934

For the quarterly period ended  June 30, 2001
                                -------------

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE  ACT  OF  1934

For the transition period from ______________ to ______________

Commission File Number:   0-30096
                          -------


                            DURO ENZYME PRODUCTS INC.
                            -------------------------
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

                                 (360) 332-9459
                                 --------------
                (Issuer's telephone number, including area code)



Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 8, 2001, 32,876,400 shares of common stock, par value $0.001, were issued and outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                            DURO ENZYME PRODUCTS INC
                            (FORMERLY HOME.WEB, INC.)


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . .   3

  Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . .    3

        Balance Sheets as of June 30, 2001 and
        September 30, 2000 (unaudited). . . . . . . . . . . . . . . . . . .   3

        Statement of Operations for the nine months ended June 30, 2001
        and the year ended September 30, 2000 (unaudited) . . . . . . . . .   4

        Statement of Operations for the quarter ended June 30, 2001
        (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

        Statements of Cash Flows for the nine months ended
        June 30, 2001 and the year ended September 30, 2000 (unaudited) . .   6

        Notes to Financial Statements (unaudited) . . . . . . . . . . . . .   7

  Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations. . . . . . . . . . . . . . . . . . .  10

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .  13

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                            DURO ENZYME PRODUCTS INC
                            (FORMERLY HOME.WEB, INC.)

                                  BALANCE SHEET
             As of September 30, 2000 and June 30, 2001 (UNAUDITED)


                                          U.S$             U.S. $
                                     ----------------------------------
ASSETS                                JUNE 30, 2001    SEPT 30, 2000
------
                                                      Restated(Note 6)
CURRENT ASSET
     Cash in Bank                    $       11,946   $              -
     Accounts receivable                        864              1,450
     Prepaid expenses                        23,210             23,514
                                     ----------------------------------
                                             36,020             24,964


CAPITAL ASSETS                                    -             40,861

TRADE NAME                                        -             11,000

LICENSE (Note 2 (c) and 5 (a))            2,312,500          2,500,000
                                     ----------------------------------

TOTAL ASSETS                         $    2,348,520   $      2,576,825
                                     ==================================


LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES
                                     $      219,714   $         56,341
     Accounts Payable
     Note Payable (Note 3)                2,500,000          2,500,000
                                     ----------------------------------
                                          2,719,714          2,556,341
                                     ----------------------------------

SHAREHOLDERS' EQUITY
--------------------

CAPITAL STOCK (Note 4)                       27,507             27,507
ADDITIONAL PAID IN CAPITAL                1,347,493          1,347,493
DEFICIT                                  (1,746,194)        (1,354,516)
                                     ----------------------------------
                                           (371,194)            20,484
                                     ----------------------------------

                                     $    2,348,520   $      2,576,825
                                     ==================================

              See accompanying notes to the financial statements.

                                  DURO ENZYME PRODUCTS INC
                                  (FORMERLY HOME.WEB, INC.)

                               CONSOLIDATED STATEMENT OF LOSS
      For the Nine Month Period Ended June 30, 2001 and Year Ended September 30, 2000
                                        (UNAUDITED)


                                                            U.S. $             U.S. $
                                                        -----------------------------------
                                                         JUNE 30, 2001     SEPT 30, 2000

                                                                         Restated (Note 6)
EXPENSES
     Bad Debt                                                    1,450                   -
     Professional Fee                                           63,962                   -
     Interest Expense                                           93,493               2,740
     Investor Communication                                      3,065                   -
     Management Consultants                                     10,000               2,929
     Office & General                                            4,057               3,569
     Depreciation & Amortization                               187,500                   -
     (Gain) Loss US$exchange                                     3,998                   -
     Write-off of coolers & office equipment                    40,861                   -
     Write-off of trade name                                    11,000                   -
     Recovery of Accounts Payable                              (27,380)
                                                        -----------------------------------
                                                               392,006               9,238
                                                        -----------------------------------

LOSS BEFORE INTEREST INCOME                                   (392,006)             (9,238)

INTEREST INCOME                                                    328                   -

NET LOSS                                                $     (392,678)             (9,238)
DEFICIT FROM MERGER                                                  -          (1,345,278)
ACCUMULATED DEFICIT, BEGINNING OF PERIOD                    (1,354,516)                  -
ACCUMULATED DEFICIT, END OF PERIOD                      $   (1,746,194)  $      (1,354,516)
                                                        ===================================

Loss per Share for the period - 32,876,400 outstanding  $       (0.012)  $         (0.0003)

               See accompanying notes to the financial statements.

                            DURO ENZYME PRODUCTS INC
                            (FORMERLY HOME.WEB, INC.)

                         CONSOLIDATED STATEMENT OF LOSS
                       For the Quarter Ended June 30, 2001
                                   (UNAUDITED)


                                                            U.S. $
                                                        ---------------
                                                         JUNE 30, 2001

EXPENSES
     Professional Fee                                            3,822
     Interest Expense                                           31,164
     Office & General                                              389
     Depreciation & Amortization                                62,500
     (Gain) Loss US$exchange                                        35
                                                        ---------------
                                                                97,910
                                                        ---------------

LOSS BEFORE INTEREST INCOME                                    (97,910)

INTEREST INCOME                                                    101
                                                        ---------------

NET LOSS                                                $      (97,809)

Loss per Share for the period - 32,876,400 outstanding  $       (0.003)

             See the accompanying notes to the financial statements.

                                  DURO ENZYME PRODUCTS INC
                                  (FORMERLY HOME.WEB, INC.)

                              CONSOLIDATED STATEMENT OF CASH FLOW
                         For the Nine Month period Ended June 30, 2001
                                          (UNAUDITED)


                                                                U.S. $             U.S. $
                                                           ------------------------------------
                                                            JUNE  30, 2001     SEPT 30, 2000
CASH RESOURCES PROVIDED BY (USED IN)                                         Restated (Note 6)
OPERATING ACTIVITES
     Net Loss                                              $      (391,678)   $         (9,238)
     Amortization not affecting cash                               187,500                   -

Cash generated from (used for) operating working capital
     Accounts receivable - other                                       586                   -
     Prepaid expenses                                                  303             (23,514)
     Accounts payable and accrued liabilities                      163,374              32,745
                                                           ------------------------------------

                                                                   (39,915)                 (7)
                                                           ------------------------------------
CASH RESOURCES PROVIDED BY (USED IN)
FINANCING ACTIVITIES
     Note Payable                                                        -           2,500,000
                                                           ------------------------------------

                                                                         -           2,500,000
                                                           ------------------------------------
CASH RESOURCES PROVIDED BY (USED IN)
INVESTING ACTIVITIES
     Acquisition of license                                              -          (2,500,000)
     Write-off of coolers and office equipment                      40,861                   -
     Write-off of trade name                                        11,000                   -
                                                           ------------------------------------

                                                                    51,861          (2,500,000)
                                                           ------------------------------------

INCREASE (DECREASE) IN CASH                                         11,946                  (7)

CASH AND TERM DEPOSITS, beginning of year                                -                   7

CASH AND TERM DEPOSITS, end of year                        $        11,946   $               -
                                                           ====================================

               See accompanying notes to the financial statements.

                            DURO ENZYME PRODUCTS INC
                            (FORMERLY HOME.WEB, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                     For the Nine Months Ended June 30, 2001


1.   NATURE  OF  BUSINESS  AND  STATUS  OF  ACTIVITIES

     Duro Enzyme Products Inc. (the "Company" and formerly "Home.Web, Inc.") was incorporated in Nevada, USA on September 15, 1995. The Company is public and trades on the NASD's Over-the-Counter Bulletin Board. On October 16, 2000, a voluntary share exchange was completed with a private company (Duro Enzyme Products Inc.), in which shares were exchanged one share of Duro Enzyme Products Inc. for 28,800,000 shares of common stock of the Company. In addition, holders of 1,250,000 stock options in the Company surrendered their options. The Company's name was formally changed to Duro Enzyme Products Inc. on February 6, 2001 following approval by the Company's shareholders at a Special Shareholders Meeting held at the Company's corporate offices on February 5, 2001.

     The Company has an exclusive license to utilize and exploit the DuroZyme Plant and 3SF Technology anywhere in the world. Through application of the technology, the Company can manufacture unique, stable and natural enzymes and specialty end products.

     The Company has investments in two subsidiaries, as follows:

     COMPANY                                            NATURE OF BUSINESS

     Duro  Enzyme  Solutions  Inc.
     (100%  owned)  -  Nevada  Corporation              Licensor of Technology
     Duro  Enzyme  Solutions  Inc.
     (100%  owned)  -  B.C.  Corporation Canadian       Subsidiary

2.  SIGNIFICANT  ACCOUNTING  POLICIES

    (A) PRINCIPLES OF ACCOUNTING   These  consolidated financial statements have
                                   been  prepared  in  accordance  with  U.S.
                                   generally accepted accounting principles applicable to a going concern, which assumes that the Company will continue operations for a reasonable period of time and will be able to realize its assets and discharge its liabilities and commitments in the normal course of operations.

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

                            DURO ENZYME PRODUCTS INC
                            (FORMERLY HOME.WEB, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                     For the Nine Months Ended June 30, 2001

2.   SIGNIFICANT  ACCOUNTING  POLICIES  -  CONT.

     (C) LICENSES                  License  rights  are recorded at cost and are
                                   amortized on a straight-line basis over the license period (10 years), which is the Company's estimated period of benefit for these costs.

3.   NOTE  PAYABLE

     The Company, in connection with its acquisition of the license agreement (Note 5 (a)) is indebted by way of a $2,500,000 note payable, due on demand at a five percent (5%) rate of interest payable both before and after maturity. Interest of $93,493 has been accrued but unpaid through June 30, 2001.

4.   CAPITAL  STOCK

     The Company had authorized share capital of 50,000,000 common shares with a par value of $0.001 on December 31, 2000. On February 5, 2001 the shareholders of the Company approved a special resolution increasing the share capital to 160,000,000 common shares with a par value of $0.001 and 40,000,000 shares of preferred stock having a par value of $0.001. Prior to the merger there were 32,876,400 shares outstanding. On October 16, 2000, 28,800,000 shares were returned to Treasury. On October 16, 2000 a share exchange in which 28,800,000 shares of the Company were issued for all the outstanding shares of Duro Enzyme Products Inc. (private Company) or one for 28,800,000. Total outstanding shares as of June 30, 2001 were 32,876,400.

                          Price   Number of Shares  Total Outstanding
                          ------  ----------------  -----------------
     December 31, 1998
     -------------------
     Opening Balance                                       27,497,000
     Cash issue           $ 0.05            10,000         27,507,000

     February 23, 2000
     -------------------
     Forward stock split                 5,369,400         32,876,400

                            DURO ENZYME PRODUCTS INC
                            (FORMERLY HOME.WEB, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                     For the Nine Months Ended June 30, 2001

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

     b) Research and Development Service Agreement. The Company entered into two separate agreements (one for the United States and one for Canada) on September 21, 2000 to retain the services of a Consultant to be the Company's prime supplier, to provide research and development, and for related consulting services. These services are provided at a cost plus 15% rate. This contract is for five (5) years and renewable automatically if not terminated.

6.   RESTATEMENT  OF  COMPARATIVE  FIGURES

     The September 30, 2000 figures have been adjusted to reflect an increase in the License (Note 5(a)) of $1,500,000 and a corresponding increase in Note Payable (Note 3). Amortization and interest expense have been adjusted accordingly.

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

                                    OVERVIEW

On February 5, 2001 the Company held a Special Meeting of its shareholders, to change its name to Duro Enzyme Products Inc. and to approve certain other changes to its articles of incorporation. The Board of Directors of the Company approved the amended and restated articles of incorporation by consent on February 05, 2001. Effective February 09, 2001, the Company's trading symbol changed from "HMWB" to "DEPI". The shareholders of the Company approved a special resolution increasing the Company's share capital to 160,000,000 shares of common stock with a par value of $0.001 and 40,000,000 shares of preferred stock with a par value of $0.001.

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

                            DURO ENZYME PRODUCTS INC
                            (FORMERLY HOME.WEB, INC.)

product development, for protection of intellectual property, and for bringing new ideas to commercialization, through research and development contracts with Thermo Enzyme Products Inc.

                              STATUS OF OPERATIONS

With the acquisition of Duro Enzyme Products Inc. in October 2000, the Company has shifted its business operations away from gourmet and specialty cheeses to recycling technologies. The new business is in the early stages of operations and is focused on implementing and developing its business plan to meet its growth objectives.

During the Nine months ended June 30, 2001, the cost of coolers, trade name and office equipment of the Company have been written off.

                               PLAN OF OPERATIONS

The majority of the current resources of the Company will focus on utilizing and exploiting the DuroZyme Plant and 3SF Technology throughout the world.
Application of the technology will enable the Company to manufacture unique, stable and natural enzymes and specialty end products. The DuroZyme process is a 100% natural process that is provided by way of the exclusive 3SF Technology in environmentally friendly DuroZyme Plants. The fermentation is carried out under aerobic conditions, at high temperatures, using specific natural organic substrates and using naturally occurring heat and oxygen-loving microorganisms. The result is the production of 100% natural, unique stable enzyme products that are in high demand in the market place.

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended June 30, 2001 as Compared with the period ended September 30, 2000

This information has been derived from unaudited interim financial statements for the period ended June 30, 2001 and period ended September 30, 2000. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.

Revenue
-------

During the third quarter, there was no significant change in the Company's financial condition or operations. The Company had no sales revenue for the Nine months ended June 30, 2001. For the year ended September 2000, the Company did not have any sales revenue.

Operating  Costs  and  Expenses
-------------------------------

The Company has an increase in expenses of $382,768 during the period to $392,006 as compared to the previous period with total operating expenses of $9,238. The increased expenses included professional fees related to the merger, interest on the Note Payable for the License technology and non-cash items such as amortization of $187,500. The Company also wrote off the cost of the coolers, trade name and office equipment which amounted to $52,000.

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

Management believes that current cash balances and cash flows from operations, if any, will be sufficient to meet present growth strategies and related working capital and capital expenditure requirements. The current business plan proposes significant increases in spending when compared to historical expenditures. Management may decide to raise additional capital through the issuance of debt or equity securities.

The Company plans to utilize a combination of internally generated funds from operations, potential debt and / or equity financings to fund its longer-term growth over a period of two to five years. The availability of future financings will depend on market conditions. A portion of the funds will be needed to grow the business through acquisitions of other businesses.

The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors, including plans to rapidly expand its new operations.

                            DURO ENZYME PRODUCTS INC
                            (FORMERLY HOME.WEB, INC.)


                         PART II.     OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
----------------------------

None.


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
---------------------------------------------------------

None.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
--------------------------------------------

None.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

None.


ITEM  5.  OTHER  INFORMATION
----------------------------

None.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DURO ENZYME PRODUCTS INC.


DATE:  August 10, 2001                  /S/  Bob Jackman
       ---------------                  ----------------------------
                                        Name:  Robert Jackman
                                        Title:  President