Form 10KSB
period 2001-09-30
DURO ENZYME PRODUCTS INC
filed 2001-12-31
CIK 1040227

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                   __________________________________________
                                   FORM 10-KSB
(Mark  one)
[X]  Annual  report  under section 13 or 15(d) of the Securities Exchange Act of
     1934
                  For the fiscal year ended September 30, 2001
                                       OR
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition Period from ________________ to _________________

                    Commission file number:           0-30096
                                           ------------------

                                 Duro Enzyme Products Inc.
                           -------------------------------
                 (Name of small business issuer in its charter)

                   NEVADA                                 77-0454933
                   ------                                -------------
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                  Identification No.)

                      20436 Fraser Highway
                    Langley, British Columbia               V3A 4G2
                    -------------------------               -------
             (Address of principal executive offices)     (Zip Code)

                   Issuer's telephone number: (604) 888 - 6797
            435 Martin Street, Suite 3000, Blaine, Washington, 98320
          ------------------------------------------------------------
         (Former name of former address, if changed since last report.)

Securities  registered  under  Section  12(b)  of  the  Act:

     (Title  of  Class)                     Name of exchange on which registered
           None                                             None
---------------------------------      -----------------------------------------

----

Securities  registered  under  Section  12(g)  of  the  Act:       Common Stock,
                                                                   -------------
$0.001  par  value
------------------
(Title  of  class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject to such filing requirements for the past 90 days. Yes X
                                                                             ---
No
   ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's  revenues  for  its  most  recent  fiscal  year:  $Nil
                                                               ----

As of November 30, 2001, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $64,805,702, based on the closing trade reported on the NASD Over-the-Counter Bulletin Board National Quotation
System. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

On November 30, 2001, the registrant had 32,876,400 shares of Common Stock, $0.001 par value per share, issued and outstanding.

Documents  incorporated  by  reference:  None.

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT:  Yes  [ ]   No  [X]

                                      DURO ENZYME PRODUCTS INC.

                                              INDEX TO
                                    ANNUAL REPORT ON FORM 10-KSB
                                FOR THE YEAR ENDED SEPTEMBER 30, 2001


PART I                                                                                          PAGE
Item 1    Description of Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
Item 2    Description of Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8
Item 3    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8
Item 4    Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . .     9

PART II
Item 5    Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . .    10
Item 6    Management's Discussion and Analysis of Financial Condition or Plan of Operations. .    10
Item 7    Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
Item 8    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure    16

PART III
Item 9    Directors, Executive Officers, Promoters and Control Persons; Compliance With
          Section 16(a) of the Exchange Act. . . . . . . . . . . . . . . . . . . . . . . . . .    17
Item 10   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18
Item 11   Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . .    19
Item 12   Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . .    19
Item 13   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .    21

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   .22

FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   .23

                                     PART I

                           FORWARD-LOOKING STATEMENTS
                           ---------------------------

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB, and specifically in the sections entitled, "Description of Business" and "Management's Discussion and Analysis of Financial Condition or Plan of Operation," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "intends", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21B of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Registrant. You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties, including those identified within the section entitled "Outlook: Issues and Uncertainties" and elsewhere in, or incorporated by reference into, this Form 10-KSB. The actual results that the Registrant achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Registrant assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Registrant in this Annual Report on Form 10-KSB and in the Registrant's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Registrant's business.

ITEM  1.  DESCRIPTION  OF  BUSINESS
------------------------------------

CORPORATE  BACKGROUND

Duro Enzyme Products Inc. (formerly - Home.Web, Inc.) (the "Company") is a Nevada corporation incorporated on September 15, 1995. Since 1997, the Company's business plan consisted of organizing a gourmet food and specialty cheese business over the Internet.

On October 16, 2000, the Company conducted a voluntary share exchange whereby it offered up to 28,800,000 shares of its common stock to the shareholders of Duro Enzyme Products Inc., a private Nevada corporation formed on November 29, 1999 ("Duro Enzymes Private"), in exchange for all of the issued and outstanding shares of Duro Enzymes Private. The effect of the share exchange was the transfer of control of the Company to the shareholders of Duro Enzymes Private. Consequently, the majority of shares of the Company are now held by former shareholders of Duro Enzymes Private. At this point, Duro Enzymes Private merged with and into the Company and changed the focus of its business from the distribution and sale of gourmet foods and specialty cheeses over the Internet, to the business of Duro Enzymes Private, involving the use of proprietary technologies to produce natural and stable enzymes, and the research and development of various applications for them. Following approval by the Company's shareholders at a special shareholders' meeting held on February 5, 2001, the Company's name was formally changed to Duro Enzyme Products Inc. In connection with the change in business, new directors and executive officers were appointed.

The Company's principal executive offices are at 20436 Fraser Highway, Langley, British Columbia, V3A 4G2, Canada.

PLANNED  FUTURE  OPERATIONS
---------------------------

TECHNOLOGY  LICENSE
-------------------

On September 21, 2000, 529473 B.C. Ltd., a private British Columbia corporation (the licensor) and Duro Solutions, a Nevada corporation and wholly-owned subsidiary of the Company, entered into a License and Distribution Agreement (the "License Agreement"), which granted to Duro Solutions (the licensee) the exclusive right to use 529473 B.C. Ltd.'s proprietary stable enzyme production technologies anywhere in the world. Through the application of these technologies, Duro Solutions has the ability to manufacture unique, stable, natural enzymes that have a wide range of applications in biological processes. Under the terms of the License Agreement, Duro Solutions is to pursue further research and development of the proprietary technologies, and market and distribute the resulting stable enzymes. The License Agreement also grants to Duro Solutions the right to sublicense the use of the enzyme technologies in connection with owning and operating a stable enzyme manufacturing and production facility.

Under the terms of the License Agreement, the Company has made a US$2,500,000 promissory note bearing interest at a rate of 5% per annum over a period of 10 years payable to 529473 B.C. Ltd. The obligation to make payments on the promissory note does not commence until the Company begins selling stable enzymes. At that time, the Company is obligated to pay the entire principal amount and any accrued interest within five years. Interest will continue to accrue throughout the term of the note. In addition, the Company must make royalty payments equal to 2.5% of gross revenue generated by the Company from use of the licensed technologies. The royalty payments are to be made on a quarterly basis. Any further developments of the technologies by the Company are to be owned by 529473 B.C. Ltd. and licensed to Duro Solutions. Duro Solutions must assist 529473 B.C. Ltd. with protection of its intellectual property through patent applications and trademark registrations.

The License Agreement terminates if either party fails to perform a material obligation under the Agreement for a period of 30 days after receipt of notice by the defaulting party from the other party. In such a case, all legal, beneficial and proprietary rights, title and interest in and to the technology, plans, know how, any research and development work, including all information and documentation relating thereto, will remain the sole property of 529473 B.C. Ltd. Duro Solutions will own any other basic knowledge or technology used in any research or development. Duro Solutions will be obligated to provide 529473 B.C. Ltd. with complete information concerning all sublicense agreements executed prior to termination. Any dispute between the parties is to be referred to an arbitrator for resolution.

The Company is party to Research and Development Services Agreements with 529473 B.C. Ltd. Under the terms of the Agreements, the Company and its subsidiaries have agreed to retain the services of 529473 B.C. Ltd. to provide research, development, design, and related consultations. 529473 B.C. Ltd. will receive a consulting fee at a standard rate, established by the consultants, and will charge an additional 15% on incurred costs as an administrative, overhead and handling charge. The initial term of the Agreements, dated September 21, 2000, is five consecutive years. All successive renewals will be effective automatically with the lapse of the current term.

THE  TECHNOLOGIES
-----------------

Duro Solutions has continued research and development on the enzyme technology licensed from 529473 B.C. Ltd. All of the activities thus far with respect to the licensed enzyme technologies have occurred in a lab on a research and development basis. The Company has also prepared schematic drawings of its planned enzyme and energy production facility. The Company has not constructed a prototype of the gasification system it plans to use to produce energy.

Research and development is being executed by Dr. Robert Jackman, the Company's President, and Timothy Ackah-Sanzah. Mr. Ackah-Sanzah received his Bachelor of Science, with a major in biology and a minor in Chemistry, from Trinity Western University, Langley, British Columbia.

The Company plans to implement the energy production aspect of its business plan prior to engaging in any enzyme production. The Company plans to produce energy from steam turbines powered by the combustion of waste materials, coupled with the staged processing of the gases released by their combustion ("gasification"). The enzyme production process that the Company has been researching creates a combustible pellet by-product, which the Company plans to combust in its planned enzyme and energy production facility. If the demand is present, the Company may install and operate gasification systems for others.

GASIFICATION
------------

As a process technology for the refining, chemical and power industries, gasification has been in commercial use for over half a century. In 1999, in cooperation with the Gasification Technologies Council and the US Department of Energy, SFA Pacific, Inc. conducted the World Gasification Survey. A total of 160 commercial gasification plants in all stages of construction and use in North America, South America, Europe, Asia, Africa, and Australia, were surveyed. Total daily capacity of these plants was estimated to be approximately 4,472 billion BTU, or the equivalent of approximately 770,000 barrels of oil.

Gasification processes of the past were primarily for the purpose of chemical production. However, gasification capacity that has been added since 2000 has been almost 3:1 in favor of power generation, demonstrating growing electricity demands and deregulation of the global electricity markets. During the period between 1990 and 1999, world gasification capacity increased by 50%, with the addition of 43 new plants and an approximately 25% increase in the capacity of the three Sasol plants, located in South Africa, which provide the world's largest concentration of gasification capacity. Between 2000 and 2005, another 41 plants have been projected for start-up, increasing capacity by an additional 58% and reflecting annual growth of almost 10%.

Air emissions from gasification plants comply with US Clean Air Act standards. As air emissions standards become more stringent, gasification technologies will provide economic benefits due to the lower cost of emissions reductions.

The Company plans to use existing gasification technologies for the cost-effective production of steam and electricity. Gasification is an efficient and environmentally effective means of producing steam and electricity from solid or liquid inputs. The process involves the iterative capturing of gases released by combustion and then combusting those captured gases at successively higher temperatures. The last such combustion occurs at approximately 3500 degrees Fahrenheit. The Company plans to supply the oxygen needed for combustion from the pungent air created by organic processes, such as the enzyme production process.

Gasification minimizes environmentally damaging pollutants that result from waste-to-energy incineration, it redirects materials that would traditionally go to landfills, and it uses a renewable resource to create clean energy. Gasification is also a cost effective method of odor control in manufacturing and processing facilities. The Company believes it will provide the additional benefits of reducing energy costs for the facility and creating cashflow from the sale of energy to industrial clients and the local power grid.

Effective odor control in processing facilities can be costly, depending on the size of the facility. With the use of gasification technologies, process air from within a facility can be used in, and enhance the effectiveness of, the gasification process. Odor control using gasification can result in significant cost savings. By gasifying process air, odors and emissions that impact the environment are cost effectively eliminated.

STABLE  &  NATURAL  ENZYME  PRODUCTION
--------------------------------------

The global enzyme market is estimated to be about $3 billion. Enzymes are responsible for every biological reaction. They are used in processes and commercial products in a wide variety of industries including pharmaceuticals, biofuels, bioremediation, food, beverages, textiles, leather, pulp and paper, health, animal feeds, and diagnostics to name a few. Enzyme applications have been limited due to the fact that available enzyme products are destroyed or rendered inactive under challenging use conditions, such as high temperatures, salt concentrations, presence of solvents, or pH extremes. The lack of commercially available enzymes with stable properties has limited market expansion and growth of commercial enzyme use. The Company believes that its stable enzymes - stable to high temperatures, solvents, high salt concentrations, and pH extremes - will provide a wider range of applications for enzyme use in all industries.

The Company's stable natural enzymes will be manufactured by fermenting pure waste streams such as various sludges, specific organic post-consumer products, and industrial or commercial wastes such as bulk dairy or meat processing wastes. The Company's stable enzyme manufacturing and production operations will be setup adjacent to a transfer station, dairy, waste water treatment facility, pulp and paper plant, or food processor to name only a few opportunities. The specific waste materials will be slurried and fermented under controlled, natural conditions to yield stable natural enzymes in concentrated form. These enzymes are active and stable in high temperatures, in solvents, in pH extremes, and in high salt concentrations. The Company believes they will open up enzyme applications in industries that have been held back by other commercial enzymes that are not stable, and are destroyed or rendered inactive by challenging conditions of use. If stable enzyme manufacturing is combined with gasification, the energy-rich bulk solids byproduct of stable enzyme manufacture will be blended with other waste materials, pelletized, and used in gasification. Steam production resulting from gasification will be used to generate electricity and for heat in operations. Generated electricity will be used to power the combined stable enzyme and energy operation, with any excess sold to other industrial clients and/or the local power grid.

The selection of specific post-consumer products and sludges as input materials for the stable enzyme manufacturing process enables stable and natural enzymes to be custom made to meet the needs of many different enzyme applications. A variety of specific enzymes can be produced from each specific input material. The following table includes a few of the potential applications of the enzymes generated from specific waste materials.

===================================  ===============================================================================
SPECIFIC WASTE SOURCE                APPLICATIONS OF STABLE ENZYMES PRODUCED FROM SPECIFIC WASTE SOURCE
-----------------------------------  -------------------------------------------------------------------------------
Wastewater sludges & animal manures  Nutrient enhancers; digestive aids; compost accelerants; deodorizing agents;
                                     leather tanning agents
-----------------------------------  -------------------------------------------------------------------------------
Oil sludges & processing wastes      Oil breakdown; oil recovery; degumming of oils; cleaning agents; detergent additive; health supplements; digestive aids; pharmaceuticals; bioremediation;
                                     leather tanning agents; pitch control in pulp & paper production
-----------------------------------  -------------------------------------------------------------------------------
Potato wastewater                    Production of sweeteners; ethanol production; digestive aids
-----------------------------------  -------------------------------------------------------------------------------
Cheese whey                          Digestive and health aids; pharmaceuticals; food texture modifying agents
-----------------------------------  -------------------------------------------------------------------------------
Pulp & paper sludge                  Compost accelerants; fiber-size reducing and bleaching agents in pulp & paper manufacture; ethanol production; de-inking agents
-----------------------------------  -------------------------------------------------------------------------------
Meat trimming & byproducts           Cleaning agents; detergent additives; meat tenderizers; digestive aids; leather tanning agents
-----------------------------------  -------------------------------------------------------------------------------
Fruit & vegetable wastes             Digestive and health aids; nutrient enhancers; flavor production;
                                     decolorizing/bleaching agents; compost accelerants
-----------------------------------  -------------------------------------------------------------------------------
Offal                                Leather tanning agents; digestive aids; flavor production
===================================  ===============================================================================


RESEARCH  AND  DEVELOPMENT
--------------------------

No stable enzyme and energy manufacturing and production facilities have been constructed as of the date of this annual report. The Company intends to purchase an existing waste processing facility permitted to receive 400-tons per day of waste material, and retrofit the facility with fully integrated waste-to-energy systems, enzyme manufacturing systems, and technology development capabilities. The cost of purchasing and retrofitting the facility is estimated at US$6 million.

MARKETING  AND  SALES
---------------------

Until the Company has an operating facility in place, its marketing and sales activities will be limited. The Company's stable enzyme and gasification technologies can be applied (1) together in stand-alone facilities, (2) independent of each other in stand-alone facilities, (3) together in conjunction with compatible operations such as transfer stations or waste generating facilities, or (4) independently in conjunction with compatible operations such as transfer stations or waste generating facilities. The Company plans to own or enter into joint ventures with waste receiving businesses, such as transfer stations or waste water treatment facilities, or with waste generating businesses, such as pulp and paper plants, dairies, wineries, farms, or food processors. Gasification of dried and pelletized wastes will be used to generate power for operations, with excess power sold to industrial users and/or the local power grid.

The Company believes its stable enzymes will command premium prices due to their stable natural characteristics. Commercial enzymes currently on the market range in price from $500.00 per ounce to more than $750,000 per ounce. The Company is in the process of determining which enzyme will be available for commercialization first.

COMPETITION
-----------

GASIFICATION
------------

As a process technology for the refining, chemical and power industries, gasification has been in commercial use for over half a century. In 1999, in cooperation with the Gasification Technologies Council and the US Department of Energy, SFA Pacific, Inc. conducted the World Gasification Survey. A total of 160 commercial gasification plants in all stages of construction and use in North America, South America, Europe, Asia, Africa, and Australia were surveyed. Total daily capacity of these plants was estimated to be approximately 4,472 billion BTU, or the equivalent of over 770,000 barrels of oil.

Gasification processes of the past were primarily for the purpose of chemical production. However, gasification capacity that has been added since 2000 has been almost 3:1 in favor of power generation, demonstrating growing electricity demands and deregulation of the global electricity markets. During the period between 1990 and 1999, world gasification capacity increased by 50%, with the addition of 43 new plants and an approximately 25% increase in the capacity of the three Sasol plants, located in South Africa, which provide the world's largest concentration of gasification capacity. Between 2000 and 2005, another 41 plants have been projected for start-up, increasing capacity by an additional 58% and reflecting annual growth of almost 10%. (Source: http://www.gasification.org )

Gasification is one of the most efficient and environmentally effective means of producing electricity from solid or liquid inputs. (Source: http://www.gasification.org) Air emissions from gasification plants are far below US Clean Air Act standards. As air emissions standards increase, gasification technologies will provide economic benefits due to the lower cost of emissions reductions.

The Company is preparing to compete in this arena with its three-tier gasification process. The Company believes that the technology it has a license to use and that is being developed with the assistance of 529473 B.C. Ltd. is currently unique to the marketplace and will provide the Company with an advantage over alternative gasification processes. At this time, the Company cannot predict whether its gasification technologies will be successfully implemented or its production of energy will be competitive with respect to other energy producers using their own gasification processes.

ENZYMES
-------

Approximately 70% of commercial enzymes in the marketplace are products of microbial fermentation. The Company believes that the traditional methods of batch fermentation, relied upon by most commercial enzyme producers, are inefficient, expensive, and limiting. These limitations include the following:

     - INACTIVE ENZYMES: The microbial fermentation method, which depends on the use of mild conditions to promote the growth of the enzyme-producing microorganism, often produces an inactive form of enzyme.
     - INEFFECTIVE WITH NATURAL MATERIALS: The action of the enzyme products is greatest towards synthetic materials but shows poor performance in commercial use with natural materials.
     - UNNATURAL: The genetically modified microorganisms used to produce over 75% of today's commercially available enzymes are not naturally occurring and/or produce non-natural products.
     - RESOURCE INTENSIVE: Isolation and purification of the microorganisms is an expensive, time-consuming and resource intensive process, which often involves trial and error in the laboratory.
     - EXPENSIVE: Cost of development and manufacture of specific enzymes is often significant, resulting in high prices for the resulting enzyme products and processes.
     - LIMITED: The manufacture of enzymes in batches is inefficient and does not meet the individual needs of many end-users.

Although a wide range of commercial enzymes are currently on the market, the Company believes there is a need for natural enzymes with greater stability. The potential for substantial revenues from specialty enzymes has driven the growth of numerous small-scale specialty enzyme producers, as well as the development and increased-use of high-tech genetic engineering methods to produce enzymes with desired properties. Some of these producers are better-funded than the Company and may in some circumstances have a time-to-market advantage over the Company.

The Company will face substantial competition in markets that do not require very stable enzymes. Many of the competing enzyme producers are well-funded and well staffed. There is no assurance that the Company will be able to effectively compete with these companies, which include: Novozymes Inc., Genencor International, Genentech, ThermoGen, Inc., AB Enzymes GmbH, Maps, Inc., Enzyme Solutions Inc., Valley Research Inc., Textan, and Danlac. At this time, the Company has not commenced operations and is unable to determine how competitive its products will be in the marketplace.

RESEARCH  AND  DEVELOPMENT
--------------------------

The Company's future success in the enzyme market will depend on research and development efforts to enhance its existing enzyme production technologies and process and develop new applications for stable enzymes. For fiscal year ended September 30, 2001, the Company has contracted out US$1 million on research and development of enzyme technologies which will be recognized upon completion. The Company anticipates spending between US$2 million and US$5 million over the next two years on research and development.

INTELLECTUAL  PROPERTY  PROTECTION
----------------------------------

The License Agreement between the Company and 529473 B.C. Ltd. provides the Company with the right to use the stable enzyme-producing technologies and processes, and all trademarks, trade names and proprietary information associated with the technology and production processes owned by 529473 B.C. Ltd.

529473 B.C. Ltd., with the assistance of the Company, is in the process of filing for US and Canadian patent protection for certain of its processes.
Confidentiality policies are internally implemented by the Company to protect the proprietary information and know-how.

EMPLOYEES
---------

As of November 30, 2001, the Company had seven consultants. Of those consultants, 3 were classified as executive officers, two as administrative personnel, and two sales and marketing. The Company's consultants do not belong to a collective bargaining unit, and the Company is not aware of any labor union organizing activity. The Company believes its future success will depend in large part on its continuing ability to attract, train and retain skilled technical, sales, marketing and customer support personnel.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

The Company's principal executive offices are located at 20436 Fraser Highway, Langley, British Columbia, V3A 4G2, CANADA. There it leases approximately 5,000 square feet at a monthly rate of US$3,000 from Brampton Holdings Ltd. The lease expires September 30, 2002 and may be renewed for an additional two year term.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

The Company has been made aware of a lawsuit filed against it, its officers and directors, and others by Thermo Tech (TM) Technologies Inc. and subsidiaries (collectively "Thermo Tech"). There are a total of 75 defendants named in the suit. The Company has not yet been formally served. Once the Company is served, it intends to deny the substance of Thermo Tech's allegations. The Company will develop its formal technical legal response in conjunction with its legal counsel.

Thermo Tech alleges that the Company and its officers and directors have appropriated, or in the alternative attempted to appropriate, corporate opportunities from the Plaintiffs through the unauthorized use of confidential information and trade secrets owned by the Plaintiffs. As a result of the alleged unlawful actions of the Company and its officers and directors, Plaintiffs claim that they have suffered loss, damage and expense. In the prayer for relief, Plaintiffs seek the following relief from the court:

     - An injunction against the Company from unlawfully marketing and using the Thermo Tech Process (defined in the Statement of Claim as a process that incorporates the use of thermophilic, aerobic microorganisms which produce enzymes in a multiple stage fermentation process to create high protein animal feed from organic waste);
     -    Damages  for  unlawfully  marketing and using the Thermo Tech Process;

     -    Damages  for  interference with the Plaintiffs' contractual relations;
     -    Damages  for appropriation of the Plaintiffs' corporate opportunities;
     -    Punitive  damages;
     -    Exemplary  damages;  and
     -    Special  costs,  or  in  the  alternative,  increased  costs.

The Company believes that Thermo Tech's allegations against it have no basis in fact, and are without merit. As Thermo Tech states in its press release of November 20, 2001, announcing the lawsuit: "[T]he lawsuit contains only allegations, not proven facts, and each of these allegations will have to be proven by [Thermo Tech] at a trial between the parties." The Company intends to vigorously defend this lawsuit and to assert all appropriate counterclaims. Due to the complexities of the lawsuit and the contractual and other relationships between the parties to the lawsuit, the Company cannot predict what the outcome of the lawsuit may be or reasonably estimate the financial effect associated with it.

Except as described above, to the knowledge of the Company's executive management and directors, neither the Company nor its subsidiaries are party to any other legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

No matters were submitted to the shareholders during the quarterly period ended September 30, 2001.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------------------------------------------------------------------------

The Company's common stock is traded on the Over-the-Counter Bulletin Board (OTC-BB) under the symbol "DEPI." The following table sets forth, for the periods indicated, the range of high and low sales prices of the Company's common stock as quoted by various market makers for the period of October 1, 2000 through September 30, 2001.

          October 1, 2000 to September 30, 2001:  High*   Low*
                                                  ------  -----
            October to December                   $ 5.03  $1.63
            January to March                      $ 3.31  $1.44
            April to June                         $ 2.40  $2.00
            July to September                     $ 2.30  $2.30

          *The  pricing  information  was  provided  by  Edgar  Filing  System.

On November 30, 2001, the Company's issued and outstanding common stock totaled 32,876,400 shares, held by approximately 1,000 shareholders of record and by an undetermined number of additional shareholders through nominee or street name accounts with brokers.

The Company has not paid dividends in prior years and has no plans to pay dividends in the near future. The Company intends to reinvest its earnings, if any are achieved, in the continued development and operation of its business. Any payment of dividends would depend upon the Company's pattern of growth, profitability, financial condition, and such other factors as the Board of Directors may deem relevant.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

In October 2000, the Company issued 28,800,000 shares of common stock in connection with a voluntary share exchange with the shareholders of Duro Enzymes Private. The issuance was exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended, due to the foreign residence of the subscribers. Each of the subscribers was provided with an offering memorandum prior to agreeing to the share exchange.

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
--------------------------------------------------------------------------------
OPERATIONS
----------

The following discussion should be read in conjunction with the consolidated financial statements included herein. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of Part I of this annual report. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the "Outlook: Issues and Uncertainties" section of this Form 10-KSB.

During the year the Company changed the focus of its business from the sale of gourmet food and specialty cheese on the internet to focusing its resources on constructing facilities that are designed to be a source of steam and clean energy. The Company will also license and manufacture unique, stable, 100% natural enzymes. The Company abandoned the equipment and trade name that was used to promote the sale of the gourmet food and specialty cheese.

OVERVIEW

The Company is a Nevada corporation, incorporated on September 15, 1995. Since inception and up through September 2000, the Company was a development stage company focused on gourmet cheese production and distribution.

On October 16, 2000, the Company acquired Duro Enzymes Products Inc, a private Nevada corporation formed in November 1999, through a voluntary share exchange with all of the shareholders of Duro Enzymes Private. The former shareholders of Duro Enzymes Private now hold 28,800,000 shares of the Company's common stock. The Company effectively took control of all of the assets of Duro Enzymes Private, including its subsidiaries, as a result of the voluntary share exchange and subsequent merger of Duro Enzymes Private into the Company. Following the merger, the Company changed the focus of its business from the sales of gourmet and specialty cheeses over the Internet to its new business of gasification and stable, natural enzyme production. In connection with the change in business, new directors and executive officers were appointed. The Company has carried forward an accumulated deficit incurred during its development stage of $1,349,077 from the business of gourmet food and specialty cheese.

PLAN  OF  OPERATIONS

Following the acquisition of Duro Enzymes Private on October 16, 2000, the Business of the Company focused on researching the production of stable enzymes. The Company's business is still in its development stage. Through a license agreement executed between 529473 B.C. Ltd. and Duro Solutions, a wholly-owned subsidiary of the Company, on September 21, 2000, the Company was granted the right to continue research and commercial development and use of the licensed technology anywhere in the world. The Company spent the fiscal year ended September 30, 2001, further developing its business plans and locating a site for its prototype facility.

Under the terms of the License Agreement, the Company has made a US$2,500,000 promissory note bearing interest at a rate of 5% per annum over a period of 10 years payable to 529473 B.C. Ltd. The obligation to make payments on the promissory note does not commence until the Company begins selling stable enzymes. At that time, the Company is obligated to pay the entire principal amount and any accrued interest within five years. Interest will continue to accrue throughout the term of the note. In addition, the Company must make royalty payments equal to 2.5% of gross revenue generated by the Company from use of the licensed technologies. The royalty payments are to be made on a quarterly basis.

Over the next year, the Company plans to purchase an existing, permitted, 400-ton per day waste processing facility, and retrofit it to a waste-to-energy and stable enzyme manufacturing and production facility for an estimated cost of US$6 million.

The Company has not generated any revenue to date. If the Company purchases and retrofits a facility for its operations, the facility's ability to generate operating income will depend upon local tip fee structures and the market demand for energy. The Company plans to begin producing enzymes only after it has succeeded in putting in place an energy-producing gasification system.

Operation costs will depend on a number of factors, including local wages, utilities pricing, taxes, finance fees, logistics of obtaining raw materials and end product distribution. The Company's most significant expense to date has been the acquisition of the license rights to the stable enzyme production technologies.

The Company changed its fiscal year end from December 31 to September 30 by unanimous consent of the Board of Directors on December 15, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

No material commitments for capital expenditures were made during the year ended September 30, 2001. During the nine months ended September 30, 2000 Duro Enzyme Private arranged for a US$2.5 Million long-term Note Payable to acquire the License of the enzyme technology.

The Company estimates the cost of building a manufacturing and processing facility at US$6 Million, with under US$1 Million needed for initial operation of the facility during the first year. Repayment of the US$2.5 Million note will begin six months after commercial revenue is earned by the Company, with full repayment of the note required over the following five years.

As of September 30, 2001, the Company had a net stockholders' deficit of $635,697, with accumulated losses during the development stage of $2,006,765 including a loss of $657,688 during the current year. The current working capital deficit is $257,957 compared with a working capital deficit of $25,938 the previous year. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations.

The Company plans to utilize a combination of internally generated funds from operations over the next year, potential debt and/or equity financings to fund its short-term and long-term growth. The availability of future financings will depend on market conditions. A portion of the funds may be used to grow the business through acquisitions of other businesses.

The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to rapidly expand its new operations. There can be no guarantee that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company, or at all.

EFFECT  OF  FLUCTUATIONS  IN  FOREIGN  EXCHANGE  RATES

The Company's reporting and functional currency is the US dollar. Currently, all of the Company's operations are located in Canada. Transactions in Canadian dollars have been translated into U.S. dollars using the current rate method, such that assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenue and expenses are translated at the average rates of exchange during the appropriate fiscal period. As a result, the carrying value of the Company's investments in Canada is subject to the risk of foreign currency fluctuations. Additionally, any revenues received from the Company's international operations in other than U.S. dollars will be subject to foreign exchange risk.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

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

OUTLOOK:  ISSUES  AND  UNCERTAINTIES

Shareholders and prospective purchasers of the Company's Common Stock should carefully consider the following risk factors in addition to the other information appearing in this Annual Report on Form 10-KSB.

BUSINESS  RISKS
---------------

     THE IMPLEMENTATION OF THE COMPANY'S BUSINESS PLAN DEPENDS UPON ITS CONTINUED RELATIONSHIP WITH 529473 B.C. LTD.

The Company's business depends upon technologies and know-how that are owned by 529473 B.C. Ltd. and upon the provision of technical expertise by 529473 B.C. Ltd. to the Company. The Company has entered into Agreements with 529473 B.C. Ltd. both for use of its technologies to make some of the commercial products that it intends to produce and sell and for consulting services used to continue the research and development of the proprietary gasification and stable enzyme-producing technologies. If the Company has a disagreement with 529473 B.C. Ltd. that results in the severing of its relationship with 529473 B.C.
Ltd., the Company will be unable to implement its business plan or continue operations as planned, which would have a severe impact on its ability to generate revenue in the future.

     THE COMPANY MAY REQUIRE ADDITIONAL EQUITY FINANCING, WHICH MAY NOT BE AVAILABLE AND MAY DILUTE THE OWNERSHIP INTERESTS OF INVESTORS.

The Company's ultimate success will depend on its ability to raise additional capital. No commitments to provide additional funds have been made by management or other shareholders. The Company has not investigated the availability, source or terms that might govern the acquisition of additional financing. When additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If unavailable, the Company's operations could be severely limited, and it may not be able to implement its business plan. If equity financing is used to raise additional working capital, the ownership interests of existing shareholders may be diluted.

     THE COMPANY'S OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY WHICH COULD INCREASE THE VOLATILITY OF ITS STOCK PRICE.

As a result of the Company's limited operating history and the planned rapid expansion of its business operations, the Company's quarterly and annual revenues and operating results are likely to fluctuate from period to period. For this reason, you should not rely on period-to-period comparisons of the Company's financial results as indications of future results. The Company's future operating results could fall below the expectations of public market analysts or investors and significantly reduce the market price of its common stock. Fluctuations in the Company's operating results could increase the volatility of its stock price.

     THE COMPANY'S DEPENDENCE ON RELATIONSHIPS WITH BUSINESSES AND GOVERNMENTS OUTSIDE OF THE UNITED STATES MAY NEGATIVELY AFFECT ITS ABILITY TO OPERATE ITS BUSINESS AS PLANNED.

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

The Company depends heavily on licensed technology to produce unique stable and natural enzymes. The Company is dependent on its ability to keep trade secrets and obtain patents on its technologies as well as on its ability to develop new processes, technologies and products to meet the needs of its marketplace. Although the Company intends to employ various methods, including trademarks, patents, copyrights and confidentiality agreements with employees, consultants and third party businesses, to protect its intellectual property and trade secrets, there can be no assurance that it will be able to maintain the confidentiality of any of its proprietary technologies, know-how or trade secrets, or that others will not independently develop substantially equivalent technology. The failure or inability to protect these rights could have a material adverse effect on the Company's operations.

     THE COMPANY DEPENDS UPON A SMALL NUMBER OF KEY PERSONS TO IMPLEMENT ITS BUSINESS PLAN, AND THE LOSS OF ANY OF THEM MAY AFFECT ITS BUSINESS OPERATIONS.

The Company is dependent on several key employees and consultants to implement its business plan, and the loss of any of them may affect the Company's ability to provide the required quality of service and technical support necessary to achieve and maintain a competitive market position. There is no assurance that these key employees and consultants will continue to manage the Company's affairs in the future. The Company has not obtained key man insurance with respect to any of its employees.

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

INVESTMENT  RISK
----------------

     CONCENTRATION OF OWNERSHIP OF DIRECTORS, OFFICERS AND SIGNIFICANT EMPLOYEES MAY REDUCE THE CONTROL BY OTHER SHAREHOLDERS OVER THE COMPANY.

The Company's directors, officers and other control persons own or exercise full or partial control over more than 14.3% of the Company's outstanding common stock. As a result, other investors in the Company's common stock may not have much influence on corporate decision-making. In addition, the concentration of control over the Company's common stock among the insiders could prevent a change in control of the Company.

     THE COMPANY'S COMMON STOCK IS CONSIDERED A "PENNY STOCK", WHICH MAKES IT MORE DIFFICULT TO SELL THAN AN EXCHANGE-TRADED STOCK.

The Company's securities are subject to the Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investor" means, in general terms, institutions with assets exceeding $5,000,000 or individuals having net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of the Company's securities to buy or sell in any market that may develop.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." (A "penny stock" is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions). Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-7 under the
Securities and Exchange Act of 1934, as amended. The rules may further affect the ability of owners of the Company's shares to sell their securities in any market that may develop for them. Shareholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

     - control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
     - manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
     - "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
     - excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
     - the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

     THE ISSUANCE OF ADDITIONAL SHARES MAY HAVE THE EFFECT OF DILUTING THE INTEREST OF SHAREHOLDERS.

Any additional issuances of common stock by the Company from its authorized but unissued shares may have the effect of diluting the percentage interest of existing shareholders. Out of the Company's 160,000,000 authorized common shares, 127,123,600 or approximately 79.5% remain unissued at November 30, 2001. The Board of Directors has the power to issue such shares without shareholder approval. None of the 40,000,000 authorized preferred shares of the Company are issued. The Company fully intends to issue additional common shares or preferred shares in order to raise capital to fund its business operations and growth objectives or as compensation for services rendered on behalf of the Company.

     BOARD OF DIRECTORS' AUTHORITY TO SET RIGHTS AND PREFERENCES OF PREFERRED STOCK MAY PREVENT A CHANGE IN CONTROL BY STOCKHOLDERS OF COMMON STOCK.

Preferred shares may be issued in series from time to time with such designation, rights, preferences and limitations as the Company's Board of Directors determines by resolution and without shareholder approval. This is an anti-takeover measure. The Board of Directors has exclusive discretion to issue preferred stock with rights that may trump those of common stock. The Board of Directors could use an issuance of Preferred Stock with dilutive or voting preferences to delay, defer or prevent common stockholders from initiating a change in control of the Company or reduce the rights of common stockholders to the net assets upon dissolution. Preferred stock issuances may also discourage takeover attempts that may offer premiums to holders of the Company's common stock.

     STOCKHOLDERS DO NOT HAVE THE AUTHORITY TO CALL A SPECIAL MEETING THEREBY DISCOURAGING TAKEOVER ATTEMPS.

Pursuant to the Company's articles of incorporation, only the Company's Board of Directors has the power to call a special meeting of the stockholders, thereby limiting the ability of stockholders to effect a change in control of the Company.

     THE COMPANY DOES NOT ANTICIPATTE PAYING DIVIDENDS TO ITS SECURITY HOLDERS IN THE FORESEEABLE FUTURE WHICH MAKES INVESTMENT IN ITS STOCK SPECULATIVE OR RISKY.

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

     LIMITED LIABILITY OF THE COMPANY'S EXECUTIVE OFFICERS AND DIRECTORS MAY DISCOURAGE STOCKHOLDERS FROM BRINGING A LAWSUIT AGAINST THEM.

The Company's articles of incorporation and bylaws contain provisions that limit the liability of directors for monetary damages and provide for indemnification of officers and directors. These provisions may discourage stockholders from bringing a lawsuit against officers and directors for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against officers and directors even though such action, if successful, might otherwise have benefited the stockholders. In addition, a stockholder's investment in the Company may be adversely affected to the extent that costs of settlement and damage awards against officers or directors are paid by the Company pursuant to the indemnification provisions of the articles of incorporation and by-laws. The impact on a stockholder's investment in terms of the cost of defending a lawsuit may deter the stockholder from bringing suit against one of the Company's officers or directors. The Company has been advised that the SEC takes the position that this provision does not affect the liability of any director under applicable federal and state securities laws.


ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

Financial  statements  and  supplementary  data  are set forth on pages F-1 thru
F-11.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

From Inception, December 1998, through January 8, 2001, the Company's principal accountant was Hawkins Accounting of Morgan Hill, California. From inception, November 1999, through October 2000, Duro Enzymes Private's principal accountant was Raber Mattuck of Vancouver, British Columbia, Canada. On January 8, 2001, management of the Company dismissed Hawkins with the expectation of engaging BDO Dunwoody, LLP, of Vancouver, British Columbia, as its independent public accountants to audit its financial statements. The change of accountants was reported on a Form 8-K dated January 8, 2001 and filed with the SEC on January 12, 2001, and was ratified by the Company's stockholders at a special stockholders' meeting held on February 5, 2001.

The Company was subsequently unable arrive at acceptable terms for engagement of BDO Dunwoody. BDO Dunwoody, therefore, did not perform any serves as the Company's principal accountant at any time during the fiscal year ended September 30, 2001. The Company then engaged Raber Mattuck for the purpose of reviewing its interim financial statements for the quarters ended December 31, 2000, March 31, 2001, and June 30, 2001. In order to maintain consistency with respect to its audited financial statements, however, the Company later once again engaged Hawkins Accounting as its principal accountant for the audit of its financial statements for the year ended September 30, 2001. On October 19, 2001, the Board of Directors of the Company rescinded its engagement of BDO Dunwoody and approved the engagement of Hawkins Accounting as its principal accountant.

The Company believes, and has been advised by Raber Mattuck that it concurs with such belief, that, for the interim period from October 1, 2000 through June 30, 2001, the Company and Raber Mattuck did not have any disagreement on any matter of accounting principles or practices, or financial statement disclosure.

The Company has requested that BDO Dunwoody and Raber Mattuck each furnish a letter addressed to the Securities and Exchange Commission stating whether they agree with the above statements. Those letters are attached to this annual report as Exhibits 16.1 and 16.2 respectively.

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

The following individuals were appointed directors and executive officers of the Company on September 29, 2000:

        Robert  L.  Jackman   Director,  President  and  Treasurer
        Dean  Branconnier     Director  and  Vice  President
        Jolene  Fuller        Director and Secretary (Resigned December 21,2000)

On December 21, 2000 the Board of Directors of the Company accepted the resignation of Jolene Fuller and appointed:

        Chad  Burback         Director  and  Secretary

The following table sets forth the name, age and position of each Director and Executive Officer of the Company as of September 30, 2001.

     NAME               AGE                      POSITION
     -----------------  ---  ------------------------------------------------
     Robert L. Jackman   39  President, Treasurer and Director of Duro Enzyme

     Dean Branconnier    33  Vice President and Director of Duro Enzyme

     Chad Burback        26  Secretary and Director of Duro Enzyme


DR.  ROBERT  L.  JACKMAN  -  PRESIDENT,  TREASURER  AND  DIRECTOR
-----------------------------------------------------------------

Prior to becoming a member of the Board and President of Home.Web, Inc., Dr. Robert Jackman assisted with starting and organizing the Company. Currently, Dr. Jackman is a research and development and management consultant to 529473 B.C. Ltd. (since 1998) and Earthscape Maintenance Inc. (since 1997). As a consultant, he has assisted in the management of corporate research and new product and technology development, coordinated experimental research projects, provided technical support services, assisted with day-to-day management of operations, assisted with promotion of the companies and their products, assisted with preparation of patent applications, and provided quality control of facilities. In 1994 and 1995, Dr. Jackman worked as a research associate at the University of Guelph in Guelph, Ontario, Canada. As a research associate, he conducted research studies on food texture-structure relationships and published his findings. Dr. Jackman is an author of six book chapters and 20 scientific research papers. He received a Ph.D. in Food Science in 1992 and a Masters of Science degree in 1988 from the University of Guelph. He also has a Bachelor of Science degree from the University of British Columbia, which he received in 1985.

MR.  DEAN  BRANCONNIER  -  VICE  PRESIDENT  AND  DIRECTOR
---------------------------------------------------------

Over the past year, Mr. Dean Branconnier has assisted with the organization and development of the Company. Prior to the year 2000, Mr. Branconnier was Plant Manager for Richmond Bio Conversion Inc. in Richmond, British Columbia, Canada (1998-2000) and for Hamilton Bio Conversion Inc. in Hamilton, Ontario, Canada (1995-1998). As Plant Manager, Mr. Branconnier had the following duties and responsibilities: assist with project schedules and construction contracts; plant operations and start up; maintain a daily log of all plant events and manage daily operations; oversee all office administration; manage expenditures; ensure compliance with permits; conduct performance reviews of employees; ensure plant safety and security; and staff the plants.

MR.  CHAD  BURBACK  -  SECRETARY  AND  DIRECTOR
-----------------------------------------------

Over the past year, Mr. Chad Burback has assisted with the organization and development of the Company. Mr. Burback was Plant Manager for Hamilton Bio Conversion Inc. in Hamilton, Ontario, Canada (1998-2001). From 1995 to 1998 Mr. Burback was the Plant Manager for Brampton Bio Conversion Inc., a Depackaging and Recycling facility in Brampton, Ontario, Canada. As Plant Manager for each facility, Mr. Burback was responsible for the expansion of the facilities and had the following duties and responsibilities: assist with project schedules and construction contracts; operations control and management; maintain a daily log of all plant events; oversee all office administration; manage expenditures; ensure compliance with permits; conduct performance reviews of employees; ensure plant safety and security; and staff the plants.


SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Directors, officers and beneficial owners of more than 10% of the outstanding common stock of the Company are required by Section 16(a) of the Securities Exchange Act of 1934 to report to the Securities and Exchange Commission their transactions in, and beneficial ownership of, the Company's common stock, including any grants of options to purchase common stock. Dr. Jackman, Mr. Branconnier, Ms. Fuller and Mr. Burback have filed with the SEC Forms 3 and 4. These forms were filed after their due dates as follows:

                                                      NUMBER OF TRANSACTIONS NOT
NAME OF REPORTING PERSON    NUMBER OF LATE REPORTS    REPORTED ON A TIMELY BASIS

Robert Jackman                         2                           1
------------------------  --------------------------  --------------------------
Dean Branconnier                       2                           1
------------------------  --------------------------  --------------------------
Jolene Fuller                          2                           1
------------------------  --------------------------  --------------------------
Chad Burback                           1                           0
------------------------  --------------------------  --------------------------


The  Company  has  received  a  written  representation  from  Dr.  Jackman, Mr.
Branconnier,  Mr.  Burback  and  Ms.  Fuller  that  no  Forms  5  are  required.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

The following table sets forth the compensation that the Company has paid to its President for the year ended September 30, 2001. No executive officer received more than US$100,000 in annual compensation during the year ended September 30, 2001. The Company does not currently have a long-term compensation plan and does not grant any long-term compensation to its executive officers. The table does not reflect certain personal benefits, which in the aggregate are less than ten percent of the President's salary and bonus. No other compensation was granted for the periods covered.


                                              SUMMARY COMPENSATION TABLE



                                                                            Long Term Compensation
                                                                    ------------------------------------
                                        Annual Compensation                  Awards            Payouts
                               -----------------------------------  ------------------------  ----------
Name                                                      Other     Restricted   Securities
and                                                       Annual       Stock     Underlying      LTIP      All Other
Principal                       Consulting               Compensa    Award(s)     Options/     Payouts     Compensat
Position                 Year    fees ($)    Bonus ($)   tion ($)       ($)       SARs (#)       ($)        ion ($)
-----------------------  ----  ------------  ---------  ----------  -----------  -----------  ----------  -----------

Robert Jackman           2001  $ 18,000 (1)  N/A        $        0  N/A                    0  N/A         $         0
(President & Treasurer)
-----------------------  ----  ------------  ---------  ----------  -----------  -----------  ----------  -----------

(1)  All  amounts  were  accrued to FL Tech Inc., an Ontario corporation, of which Dr. Jackman is sole principal, for services  rendered  by  Dr.  Jackman  to  the  Company.

During the year ended September 30, 2001, the Company hired consultants, attorneys and independent accountants to assist management. The consultants received $88,000 in fees, the attorneys received $55,888 in fees, the independent accountants received $9,518 in fees and the executives received $42,000 in fees.

COMPENSATION  OF  DIRECTORS

Directors are not compensated for their service as directors. All directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as a director of the Company.

EMPLOYMENT  CONTRACTS

The Company does not have employment contracts with its executive officers and directors. The Company may in the future execute written consulting agreements with the consulting companies owned by its executive officers and consultants.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

The following table sets forth as of December 14, 2001 certain information known to the Company regarding the beneficial ownership of the Company's common stock, and as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares; (ii) each shareholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock; and (iii) all executive officers and directors as a group. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. The individuals listed in the table are accessible at the following address: 20436 Fraser Highway, Langley, British Columbia, CANADA, V3A 4G2.

                                                                                PERCENTAGE OF
NAME AND POSITION                                          NUMBER OF SHARES  OUTSTANDING SHARES
---------------------------------------------------------  ----------------  -------------------
Robert L. Jackman - President, Treasurer and Director             1,500,000                 4.6%
---------------------------------------------------------  ----------------  -------------------
Dean Branconnier - Vice President and Director                    1,600,000                 4.9%
---------------------------------------------------------  ----------------  -------------------
Chad Burback - Secretary and Director                             1,600,000                 4.9%
---------------------------------------------------------  ----------------  -------------------
Jolene and Fred Fuller - Shareholders (husband & wife)            3,125,000                9.51%
---------------------------------------------------------  ----------------  -------------------
Terri and Lyle Veillet - Shareholders (husband & wife)            3,125,000                9.51%
---------------------------------------------------------  ----------------  -------------------
Shane & Josie Branconnier - Shareholders (husband & wife)         3,125,000                9.51%
---------------------------------------------------------  ----------------  -------------------

ALL CURRENT DIRECTORS AND
OFFICERS AS A GROUP (3 Persons)                                   4,700,000                14.3%
---------------------------------------------------------  ----------------  -------------------


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

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

On September 14, 2000, the inventors and former owners of the stable enzyme-production technology licensed to Duro Solutions by 529473 B.C. Ltd., transferred ownership of their intellectual property rights to 529473 B.C. Ltd. for a nominal amount. 529473 B.C. Ltd. is owned by Mr. Ren Branconnier; accordingly he is the ultimate beneficiary of all agreements and arrangements between the Company and 529473 B.C. Ltd.

On September 21, 2000, the Company, through its subsidiaries, acquired the license to use the intellectual property. Under the terms of the License Agreement, the Company has made a US$2,500,000 promissory note bearing interest at a rate of 5% per annum over a period of 10 years payable to 529473 B.C. Ltd. The obligation to make payments on the promissory note does not commence until the Company begins selling stable enzymes. At that time, the Company is obligated to pay the entire principal amount and any accrued interest within five years. Interest will continue to accrue throughout the term of the note. In addition, the Company must make royalty payments equal to 2.5% of gross revenue generated by the Company from use of the licensed technologies. The royalty payments are to be made on a quarterly basis. Any further developments of the technologies by the Company are to be owned by 529473 B.C. Ltd. and licensed to Duro Solutions. Duro Solutions must assist 529473 B.C. Ltd. with protection of its intellectual property through patent applications and trademark registrations.

Also on September 21, 2000, the Company became party to Research and Development Services Agreements with 529473 B.C. Ltd. Under the terms of the Agreements, the Company and its subsidiaries have agreed to retain the services of 529473 B.C. Ltd. to provide research, development, design, and related consultations. 529473 B.C. Ltd. will receive a consulting fee at a standard rate, established by the consultants, and will charge an additional 15% on incurred costs as an administrative, overhead and handling charge. The initial term of the Agreements, dated September 21, 2000, is five consecutive years. All successive renewals will be effective automatically with the lapse of the current term.

As a result of the Company acquiring the License and accrued interest, 529473 B.C. Ltd. is owed $2,627,740 under a note payable with annual interest of 5% per annum.

During the fiscal year ended September 30, 2001, the Company entered into short-term loans with 529473 B.C. Ltd., totaling $107,833 at year end.

During the fiscal year ended September 30, 2001, the Company entered into transactions for consulting services with 7 companies that are owned or controlled by shareholders or creditors of the Company. At September 30, 2001, the amount outstanding and unpaid is $120,000.

The Company also leases office space from Brampton Holdings Ltd., which is owned by Sharon Branconnier and Jolene Fuller, wife and daughter, respectively, of Rene Branconnier. The Company owes accrued rent for one year of $36,000 to Brampton Holdings Ltd..

Under the SEC's rules, Mr. Ren Branconnier and Dr. Robert Jackman may be considered promoters or founders of Duro Enzymes Private and, following the October 16, 2000 voluntary share exchange, the Company. Dr. Robert Jackman owns 1,500,000 shares of the Company and during 2001 provided consulting services to the Company through FL Tech Inc. for which $18,000 was accrued. Mr. Ren Branconnier owns 750,000 shares of the Company and during 2001 provided consulting services to the Company through 529473 B.C. Ltd. for which $24,000 was accrued. Mr. Ren Branconnier also owns 529473 B.C. Ltd.; accordingly he is the ultimate beneficiary of all agreements and arrangements between the Company and 529473 B.C. Ltd. The agreements between 529473 B.C. Ltd. and the Company and its subsidiaries were approved by the Company's Board of Directors. FL Tech a company controlled by Dr. Robert Jackman performs consulting work for 529473 B.C. Ltd.; Mr. Dean Branconnier is Mr. Ren Branconnier's nephew; Ms. Jolene Fuller, a director at the time, is Mr. Ren Branconnier's daughter.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

EXHIBITS


Exhibit
Number     Description
3.1****    Amended and Restated Articles of Incorporation dated February 5, 2001
3.2****    Amended and Restated Bylaws dated January 8, 2001
  4.1**    Specimen Stock Certificate for Shares of Common Stock of the Company
   10.1    Lease Agreement dated December 12, 2001
10.2***    License and Distribution Agreement between 529473 B.C. Ltd. and Duro Enzyme Solutions Inc.
           (U.S.), as amended, dated September 22, 2000


  10.3*    Research and Development Services Agreement between 529473 B.C. Ltd. and Duro Enzyme
           Solutions Inc. (Canada), as amended, dated September 21, 2000
  10.4*    Research and Development Services Agreement between 529473 B.C. Ltd. and Duro Enzyme
           Solutions Inc. (U.S.), as amended, dated September 21, 2000
   16.1    Letter from BDO Dunwoody, Chartered Accountants, to the U.S. Securities and Exchange
           Commission
   16.2    Letter from Raber Mattuck, Chartered Accountants, to the U.S. Securities and Exchange
           Commission
   21.1    List of Subsidiaries

*  Filed  on  November  20,  2000, as an exhibit to the Company's report on Form 10-QSB for the three months  ended  September  30,  2000  and  incorporated  herein  by  reference
**  Filed on December 29, 2000, as an exhibit to the Company's transitional report on Form 10-KSB for the  nine  months  ended  September  30,  2000  and  incorporated  herein  by  reference
***  Filed  on  February 14, 2001, as an exhibit to the Company's report on Form 10-QSB for the three months  ended  December  31,  2000  and  incorporated  herein  by  reference.
**** Filed on May 15, 2001, as an exhibit to the Company's report on Form 10-QSB for the three months ended  March  31,  2001,  and  incorporated  herein  by  reference.



REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended September 30, 2001.

SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURO  ENZYME  PRODUCTS  INC.

                     By:  /s/  Robert L. Jackman
                        ------------------------
                     Robert  L.  Jackman
                     President,  Treasurer,  and  Director

                     Date:  December  21,  2001
                          ---------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     By:  /s/  Robert L. Jackman         Date: December 21, 2001
                        ----------------------               -------------------
                        Robert L. Jackman
                        President, Treasurer and Director


                     By:  /s/  Dean  Branconnier         Date: December 21, 2001
                        --------------------                 -------------------
                        Dean  Branconnier
                        Vice  President  and  Director


                     By:  /s/  Chad  Burback             Date: December 21, 2001
                        ----------------                     -------------------
                        Chad  Burback
                        Secretary  and  Director



                          INDEX TO FINANCIAL STATEMENTS


Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . . . .  F-1

Balance Sheet as at September 30, 2001 . . . . . . . . . . . . . . . . . . .  F-2

Statements of Operations for the year ended September 30, 2001, the nine months ended September 30, 2000, the year ended December 31, 1999, and the period from September 15, 1995 (inception) to September 30, 2001 . . F-3

Statements of Stockholders Equity for the year ended September 30, 2001, the nine months ended September 30, 2000, the year ended December 31, 1999, and the period from September 15, 1995 (inception) to September 30, 2001 . . F-4

Statement of Cash Flow for the year ended September 30, 2001, the nine months ended September 30, 2000, the year ended December 31, 1999, and the period from September 15, 1995 (inception) to September 30, 2001 . . F-5

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .  F-6

To  the  Board  of  Directors  and  Shareholders
Duro  Enzyme  Products  Inc.
Langley,  British,  Columbia

                          INDEPENDENT AUDITOR'S REPORT

I have audited the balance sheet of Duro Enzyme Products Inc. (Formerly Home Web, Incorporated) (a development stage company) as of September 30, 2001, 2000 and December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the year ended September 30, 2001, the nine month period ended September 30, 2000 and the twelve month period ended December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides reasonable basis for my opinion.

The accumulated deficit from the date of inception to September 30, 2001 is $2,006,765.

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Duro Enzyme Products Inc (Formerly Home Web, Incorporated) (A Development Stage Company), as of September 30, 2001, 2000 and December 31, 1999 the results of operations the cash flows and the cumulative results of operations and cumulative cash flows for the year then ended in conformity with generally accepted accounting principles of the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


/s/  "Hawkins  Accounting"

DECEMBER  9,  2001

                            DURO ENZYME PRODUCTS INC.
                               (FORMERLY HOME WEB)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                 September 30, 2001, 2000 and December 31, 1999

ASSETS

                                                            2001          2000          1999
                                                        ------------  ------------  ------------
Current assets
  Cash in bank                                          $     3,189   $         0   $         7
  Non-trade receivable                                           70         1,450         1,450
                                                        ------------  ------------  ------------
    Total current assets                                      3,259         1,450         1,457
Equipment
  Coolers and equipment                                                    40,308        40,308
  Office equipment                                                          9,841         9,841
                                                        ------------  ------------  ------------
                                                                  0        50,149        50,149
  Accumulated depreciation                                   (9,288)       (9,288)
                                                        ------------  ------------  ------------
    Total equipment                                               0        40,861        40,861
Other assets
  Trade name                                                               11,000        11,000
  Licenses (net)                                          2,250,000
                                                        ------------  ------------  ------------
    Total other assets                                    2,250,000        11,000        11,000
                                                        ------------  ------------  ------------
TOTAL ASSETS                                            $ 2,253,259   $    53,311   $    53,318
                                                        ============  ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and fees                             $   153,383   $     1,426   $    17,655
  California Franchise Tax payable                                0             0         3,116
  Short term notes                                          107,833        25,962         2,825
                                                        ------------  ------------  ------------
    Total current liabilities                               261,216        27,388        23,596

Long term debt                                            2,627,740             0             0
                                                        ------------  ------------  ------------
TOTAL LIABILITIES                                         2,888,956        27,388        23,596
Shareholders' equity
  Preferred stock, 40,000,000 shares authorized $.001
    par value, 0 shares outstanding                               0             0             0
  Common stock, 160,000,000 authorized, $.001 par
  value, 32,876,400 outstanding                              27,507        27,507        27,507
  Paid in capital                                         1,347,493     1,347,493     1,347,493
  Deficit accumulated during development stage           (2,010,697)   (1,349,077)   (1,345,278)
                                                        ------------  ------------  ------------
    Total shareholders' equity                             (635,697)       25,923        29,722
                                                        ------------  ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 2,253,259   $    53,311   $    53,318
                                                        ============  ============  ============


     The accompanying notes are an integral part of the financial statements


                            DURO ENZYME PRODUCTS INC.
                               (FORMERLY HOME WEB)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
For the year ended September 30, 2001, the nine months ended September 30, 2000 and the year ended December 31, 1999

                                                                                Deficit
                                                                              Accumulated
                                                                                 During
                                                                               Development
                                         2001          2000          1999         Stage
                                     ------------  ------------  ------------  ------------
Sales                                $         0   $         0   $       528   $    18,887
Cost of Sales                                  0             0           523        15,091
                                     ------------  ------------  ------------  ------------
Gross Margin                                   0             0             5         3,796
Expenses
  Advertising                                                              7           856
  Amortization                           250,000                                   251,584
  Consulting and professional fees       195,406         2,929         5,500       209,531
  Equipment rental                                                                   2,339
  Depreciation                                                         4,003         9,288
  Licenses and taxes                                                     145           370
  Office help                                                          1,591        12,432
  Office supplies and postage              1,724            70           588         6,227
  Investor communication                   5,706                                     5,706
  Travel, meals and entertainment          8,567                          54        11,246
  Rent, utilities and telephone           36,000                         248        39,591
  Organization and start up costs                                     15,318        41,674
  Compensation due stock issuance                                                1,254,500
                                     ------------  ------------  ------------  ------------
    Total expenses                       497,403         2,999        27,454     1,845,344
                                     ------------  ------------  ------------  ------------
    (Loss) from operations              (497,403)       (2,999)      (27,449)   (1,841,548)
Other income (expense)
  Loss on write off assets               (53,311)                                  (53,361)
  Interest                              (134,354)                       (716)     (135,236)
  Recovery of accounts payable            27,380                                    27,380
  State tax expense                                       (800)       (1,600)       (4,000)
                                     ------------  ------------  ------------  ------------
    Total other expenses                (160,285)         -800        (2,316)     (165,217)
    Net loss                         $  (657,688)  $    (3,799)  $   (29,765)  $(2,006,765)
                                     ============  ============  ============  ============
Loss per share
  of common stock                    $     (0.02)  $   (0.0001)  $   (0.0010)  $     (0.06)
Weighted average of
  shares outstanding                  32,876,400    32,876,400    27,157,000    32,876,400
                                     ============  ============  ============  ============


     The accompanying notes are an integral part of the financial statements

                                   DURO ENZYME PRODUCTS INC.
                                      (FORMERLY HOME WEB)
                                 (A Development Stage Company)
                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
         For the year ended September 30, 2001, for the nine months ended September 30,
                           1999 and the year ended December 31, 1999



                                              1999
                                          -----------

                                                                    Deficit
                                                                  Accumulated
                                   Common stock                     During
                             -----------------------   Paid in    Development
                               Shares       Amount     Capital       Stage        Total
                             -----------  ----------  ----------  ------------  ----------
Balance,
   December 31, 1998         27,497,000   $  27,497   $1,347,003  $(1,315,513)  $  58,987
Common stock issued              10,000          10          490                      500
Net loss for the period
   ended September 30, 1999                                          (29,718)    (29,718)
                             -----------  ----------  ----------  ------------  ----------
                             27,507,000   $  27,507   $1,347,493  $(1,345,231)  $  29,769
                             ===========  ==========  ==========  ============  ==========



                                              2000
                                          -----------

Balance,
   December 31, 1999         27,507,000   $  27,507   $1,347,493  $(1,345,278)  $  29,722
February 23, 2000,
 forward stock split          5,369,400
Net loss for the period
   ended September 30, 2000                                            (3,799)     (3,799)
                             -----------  ----------  ----------  ------------  ----------
                             32,876,400   $  27,507   $1,347,493  $(1,349,077)  $  25,923
                             ===========  ==========  ==========  ============  ==========


                                              2001
                                          -----------
Balance
   September 30, 2000        32,876,400   $  27,507   $1,347,493  $(1,349,077)  $  25,923
Consolidation of subsidiary                                            (3,932)     (3,932)
Net loss for the year
   ended September 30, 2001                                          (657,688)   (657,688)
                             -----------  ----------  ----------  ------------  ----------
                             32,876,400   $  27,507   $1,347,493  $(2,010,697)  $(635,697)
                             ===========  ==========  ==========  ============  ==========


     The accompanying notes are an integral part of the financial statements

                            DURO ENZYME PRODUCTS INC.
                               (FORMERLY HOME WEB)
                          (A Development Stage Company)
              CONSOLIDATED STATEMENT OF CASH FLOWS-INDIRECT METHOD
  For the year ended September 30, 2001, the nine months ended September 30, 2000 and the year ended December 31, 1999


                                                                                                Cash flows
                                                                                                Accumulated
                                                                                                  During
                                                                                                Development
                                                              2001         2000        1999        Stage
                                                           -----------  -----------  ---------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $ (657,688)  $   (3,799)  $(29,765)  $(2,006,765)
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                               250,000                   4,003       259,288
  Stock issued for services                                                               500     1,254,500
  Expensing of organization costs                                                       2,376         2,366
  Increase in accounts payable                                153,383                  17,655       153,383
  Increase in accounts receivable                                 (70)                               (1,520)
  Recovery from accounts payable                              (27,388)                              (27,388)
  Loss on disposal of assets                                   53,311                                53,311
  Increase in accrued liabilities                                            3,792      5,141        27,888
                                                           -----------  -----------  ---------  ------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                                 (228,452)          (7)       (90)     (284,937)
INVESTING ACTIVITIES
  Increase in other assets                                                                           13,366
  Purchase of license                                       2,500,000                             2,500,000
  Purchase of equipment                                                                              50,149
                                                           -----------  -----------  ---------  ------------
NET CASH USED IN INVESTING ACTIVITIES                       2,500,000                             2,563,515
FINANCING ACTIVITIES
  Sale of common stock                                                                              120,000
  Retained earnings of subsidiary                              (3,932)                               (3,932)
  Long term debt                                            2,627,740                             2,627,740
  Short term notes                                            107,833                               107,833
                                                           -----------  -----------  ---------  ------------
NET CASH GENERATED FROM FINANCING ACTIVITIES                2,731,641                             2,851,641
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                   3,189           (7)       (90)        3,189
Cash and cash equivalents at the beginning of the period            0            7         97             0
                                                           -----------  -----------  ---------  ------------
CASH AND CASH EQUIVALENTS AT THE END OF
  THE PERIOD                                               $    3,189   $        0   $      7   $     3,189
                                                           ===========  ===========  =========  ============


     The accompanying notes are an integral part of the financial statements

                            DURO ENZYME PRODUCTS INC.
                               (FORMERLY HOME WEB)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                 SEPTEMBER 30, 2001, 2000 AND DECEMBER 31, 1999


NOTE 1:     SIGNIFICANT ACCOUNTING POLICIES
            -------------------------------

Nature  of  business
--------------------
     Duro Enzyme Products Inc. (the Company) and its wholly owned subsidiaries currently through its licenses and research, manufacture unique, stable and natural enzymes and specialty end products. The main activities of the business was moved from California to British Columbia.


Name  change  and  accounting  year  change
-------------------------------------------
     The Company was incorporated under the laws of the State of Nevada on September 15, 1995. The Company was originally formed to sell wholesale gourmet and specialty cheese on the Internet. On October 16, 2000 a merger was completed with a private company (Duro Enzymes Products Inc.) in which shares were exchanged one for 28,800,000. The Company's name was formally changed to Duro Enzyme Products Inc. on February 5, 2001 at a special shareholders meeting.

     The accounting year was changed from a December 31 year-end to a September 30 year-end.


Development  Stage  Company
---------------------------
     The Company is a development stage company as defined in the Financial Accounting Standards Board No. 7. The Company is devoting substantially all of its present efforts in securing and establishing a new business, and although planned principal operations have commenced, substantial revenues have yet to be realized.


Use  of  estimates
------------------
     The preparation of the financial statements in conformity with generally accepted accounting principles of the United States require management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from these estimates.


Principles  of  Consolidation
-----------------------------
     The consolidated financial statements include the accounts of Duro Enzyme Products Inc. and its wholly owned subsidiaries:
          Duro  Enzyme  Solutions  Inc., Nevada, USA
          Duro Enzyme Solutions Inc., British  Columbia  Canada

     All  material  transactions  have  been  eliminated.

                            DURO ENZYME PRODUCTS INC.
                               (FORMERLY HOME WEB)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                 SEPTEMBER 30, 2001, 2000 AND DECEMBER 31, 1999


NOTE  1:     SIGNIFICANT  ACCOUNTING  POLICIES  (CON'T)
             ------------------------------------------

     The transaction was accounted for by the purchase method of accounting for business combinations.

Cash  equivalents
-----------------
     For the purpose of the statement of cash flows, the company considers all highly liquid debt instruments purchased with the original maturity of three months or less to be cash equivalents.


Property  and  equipment
------------------------
     Property and equipment are recorded at cost. Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income. Depreciation is provided using the straight line and accelerated methods over the useful lives provided by statute, including the election to expense the cost of property acquisitions in certain years.


Intangible  and  other  assets
------------------------------
     The cost of purchase of other assets is recorded at the purchase price of the contract and amortized over its useful life not to exceed 10 years using the straight-line method. Amortization cost for year ended September 30, 2001 is $250,000.

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

NOTE  2:     LOSS  ON  DISPOSAL  OF  ASSETS
             ------------------------------

     Pursuant to the decision made by the board of directors to change the focus of the company from the sale of gourmet food and specialty cheese on the Internet to the

                            DURO ENZYME PRODUCTS INC.
                               (FORMERLY HOME WEB)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                 SEPTEMBER 30, 2001, 2000 AND DECEMBER 31, 1999


NOTE  2:     LOSS  ON  DISPOSAL  OF  ASSETS  (CON'T)
             ---------------------------------------

     Research and development of the license and manufacture of unique stable and natural enzymes and specialty end products the equipment and trade name that was used to promote the sale of the gourmet food and specialty cheese was abandoned. The management of the Company made the decision to recognize the loss for the year ending September 30, 2001.

NOTE  3:     LICENSE
             -------

     During the year ended September 30, 2001 the Company through its subsidiary purchased the license to use the exclusive technology both current and developed technology that the Company may develop from its own research for the term of the agreement. The purchase price of this license is $2,500,000 US dollars and was satisfied by a note payable. An additional fee of 2 1/2 % will be charged on gross revenue will be due once sales commence. The $2,500,000 is being amortized over a 10-year period using the straight-line method.

NOTE  4:     RELATED  PARTY  TRANSACTION
             ---------------------------

     For the year ended September 30, 2001 the Company entered into transactions for consulting services with 7 companies that are owned or controlled by shareholders or creditors of the Company. At September 30, 2001 the amount outstanding and unpaid is $120,000.

     During the year ended September 30, 2001 the Company entered into a consulting agreement with one of its major creditors. This agreement is for research and related services plus out of pocket expenses. The amount owed to this related party as of September 30, 2001 is $107,833, which represents the short-term loans advanced to the Company. The sale of the license and the corresponding long-term debt of $2,627,740 is due the company that this related party controls. The Company also leases office space from this creditor and owes accrued rent at year ended September 30, 2001 of $36,000.

     During the period ending September 30, 2000 an affiliated company advanced the Company $20,908. This money was used to pay off the accounts payable as of June 30, 2000. For the period ended December 31, 1999 the Company paid a total of $5,400 in rent and consulting fees per an agreement with the affiliate.

                            DURO ENZYME PRODUCTS INC.
                               (FORMERLY HOME WEB)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                 SEPTEMBER 30, 2001, 2000 AND DECEMBER 31, 1999


NOTE  5:     INCOME  TAXES
             -------------

     The benefit for income taxes from operations consisted of the following components: current tax benefit of $234,000 for September 30, 2001 resulting from a net loss before income taxes, and deferred tax expenses of $ 234,000 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2013.

     The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

     No provision is being made for state income tax for the year ending September 30, 2001 since all operations were moved to Canada. In prior years the operations were in California and California Franchise taxes were applicable.


NOTE  6:     COMMON  STOCK
             -------------

     The only transaction during the period of December 31, 1999 was 10,000 shares of stock issued to the corporate counsel in exchange for legal services to the corporation. An expense for legal services was recorded in this exchange for the stock.

     On February 10, 2000 the board of directors voted a 1.2:1 forward stock split as of the record date of February 23, 2000.


NOTE  7:     DEPRECIATION
             ------------

     For  the  year  ended  December  31,  1999  was  $4,003.

NOTE  8:     NOTES  PAYABLE
             --------------

     Note payable annual interest of 5% per annum. Note is tied to purchase of the license agreement. Payment terms are tied to the commencing of sales by the Company. Interest accrues until such time as six months from first date of sales. At such time, principal plus accrued interest will be repaid over five years.

                            DURO ENZYME PRODUCTS INC.
                               (FORMERLY HOME WEB)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                 SEPTEMBER 30, 2001, 2000 AND DECEMBER 31, 1999


NOTE  9:     EARNINGS  PER  SHARE
             --------------------

     Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements.


                                              For  the  Year  Ended  1999
                                     -------------------------------------------
                                        Income           Shares       Per-Share
                                     (Numerator)     (Denominator)      Amount
                                     -----------     ---------------------------
Income  from  continuing  operations
 available  to  common  stockholders
 basic  earnings  per  share          $(29,765)         27,157,000      $(.001)
                                                                       =========


                                         For  the  Nine  Months  Ended  2000
                                     -------------------------------------------
                                       Income           Shares         Per-Share
                                     (Numerator)     (Denominator)       Amount
                                     -----------     ---------------------------
Income  from  continuing  operations
 available  to  common  stockholders
 basic  earnings  per  share         $  (3,799)         32,876,400     $(.0001)
                                                                       =========


                                             For  the  Year  Ended  2001
                                     -------------------------------------------
                                       Income           Shares        Per-Share
                                     (Numerator)     (Denominator)      Amount
                                     -----------     ---------------------------
Income  from  continuing  operations
 available  to  common  stockholders
 basic  earnings  per  share          $(657,688)       32,876,400      $(.02)
                                                                       =========

NOTE  10:     LEASES
              ------

     The Company leases office space on a year-to-year basis. This lease is recorded as an operating lease and the amounts paid are charged to expense. Total charged to rent expense under this lease during the fiscal year ending April 30, 2001 was $36,000. It is expected in the ordinary course of business that the company will renew its lease at its present location.

                            DURO ENZYME PRODUCTS INC.
                               (FORMERLY HOME WEB)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                 SEPTEMBER 30, 2001, 2000 AND DECEMBER 31, 1999


NOTE  11:     MERGER
              ------

     On October 16, 2000 the Company conducted a voluntary share exchange whereby it offered up to 28,800,000 shares of its common stock to the shareholders of the original Duro Enzymes Products Inc. ("Original Duro Enzyme") in exchange for all of the issued and outstanding shares of Original Duro Enzyme. The effect of the share exchange was to transfer control of the Company to the shareholders of Original Duro Enzyme. The majority of shares of the Company are now held by former shareholders of Original Duro Enzyme. The Company effectively took control of all assets of Original Duro Enzyme, including its subsidiaries, by becoming its sole shareholder.

NOTE  12:     GOING  CONCERN
              --------------

     As of September 30, 2001, the Company had net losses from operating activities, which raise substantial doubt about its ability to continue as a going concern.

     The Company hopes to raise funds through the sale of its stock on the market. It further hopes to continue its research and development of its products and to begin production in the next fiscal year.

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

                                  EXHIBIT INDEX


EXHIBIT
NUMBER   DESCRIPTION

3.1****    Amended and Restated Articles of Incorporation dated February 5, 2001

3.2****    Amended and Restated Bylaws dated January 8, 2001

  4.1**    Specimen Stock Certificate for Shares of Common Stock of the Company

   10.1    Lease Agreement dated December 12, 2001

10.2***    License and Distribution Agreement between 529473 B.C. Ltd. and Duro Enzyme Solutions Inc.
           (U.S.), as amended, dated September 22, 2000

  10.3*    Research and Development Services Agreement between 529473 B.C. Ltd. and Duro Enzyme
           Solutions Inc. (Canada), as amended, dated September 21, 2000

  10.4*    Research and Development Services Agreement between 529473 B.C. Ltd. and Duro Enzyme
           Solutions Inc. (U.S.), as amended, dated September 21, 2000

   16.1    Letter from BDO Dunwoody, Chartered Accountants, to the U.S. Securities and Exchange
           Commission

   16.2    Letter from Raber Mattuck, Chartered Accountants, to the U.S. Securities and Exchange
           Commission

   21.1    List of Subsidiaries

*  Filed  on  November  20,  2000, as an exhibit to the Company's report on Form 10-QSB for the three months  ended  September  30,  2000  and  incorporated  herein  by  reference
**  Filed on December 29, 2000, as an exhibit to the Company's transitional report on Form 10-KSB for the  nine  months  ended  September  30,  2000  and  incorporated  herein  by  reference
***  Filed  on  February 14, 2001, as an exhibit to the Company's report on Form 10-QSB for the three months  ended  December  31,  2000  and  incorporated  herein  by  reference.
**** Filed on May 15, 2001, as an exhibit to the Company's report on Form 10-QSB for the three months ended  March  31,  2001,  and  incorporated  herein  by  reference.