Form 10QSB
period 2001-12-31
DURO ENZYME PRODUCTS INC
filed 2002-02-15
CIK 1040227

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001
                                    -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:  0-30096
                         -------

                           DURO ENZYME PRODUCTS, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


              NEVADA                                      77-0454933
              ------                                    -------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification  No.)

                              20436 FRASER HIGHWAY
                              LANGLEY, BC V3A 4G2
                              -------------------
                    (Address of principal executive offices)


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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 7, 2002, 35,876,400 shares of common stock, par value $0.001 were issued and outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]

                            DURO ENZYME PRODUCTS INC

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I  -  FINANCIAL  INFORMATION. . . . . . . . . . . . . . . . . . . . . .   3

  Item 1.  Financial  Statements . . . . . . . . . . . . . . . . . . . . . .   3

        Independent Accountant's Report Dated February 7, 2002 . . . . . . .   3

        Balance  Sheets  as  of  December  31,  2001,
        December 31, 2000 and December 31, 1999 (unaudited). . . . . . . . .   4

        Statement of Operations for the three months ended December 31, 2001,
        December 31, 2000 and December 31, 1999 (unaudited). . . . . . . . .   5

        Statement of Shareholders equity for the three months ended
        December 31, 2001, 2001 and 1999 (unaudited) . . . . . . . . . . . .   6

        Statements of Cash Flows for the three months ended
        December 31, 2001, 2000 and 1999 (unaudited) . . . . . . . . . . . .   7

        Notes to Financial Statements (unaudited). . . . . . . . . . . . . .   8

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . . .  14

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .  19

  Item 1.  Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  19

  Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . .  20

  Item 3.  Defaults  upon  Senior Securities . . . . . . . . . . . . . . . .  20

  Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .  20

  Item 5.  Other information . . . . . . . . . . . . . . . . . . . . . . . .  20

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  21

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

================================================================================

To the Board of Directors and Shareholders     17415 Monterey Street, Ste. 200
Duro  Enzyme  Products,  Inc                    Morgan  Hill,  CA  95037
Langley, British Columbia                      (408) 776-9455 Fax (408) 776-8979


                        Independent Accountant's Report
                        -------------------------------

I have review the accompanying balance sheets of Duro Enzyme Products, Inc as of December 31, 2001, 200- and 1999 and the related statement of operations stockholders' equity and the statement of cash flows for the three months then ended. All information included in these financial statements is the representation of the management of Duro Enzyme Products, Inc.

In conducted my review in accordance with standards established by the American Institutes of Public Accountants. A review of interim financial information consists principally of applying analytical procedures applied to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such as opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements and the cumulative results of operations and cash flows in order for them to be in conformity with generally accepted accounting principles of the United States of America.


                                      /s/  Hawkins Accounting
                                      ----------------------------

February  7,  2002

                                  DURO ENZYME PRODUCTS, INCORPORATED
                                         (FORMERLY HOME WEB)
                                    (A Development Stage Company)
                                     CONSOLIDATED BALANCE SHEET
                                   December 31, 2001, 2000 and 1999

ASSETS
                                                            2001          2000          1999
                                                        ------------  ------------  ------------
Current assets
  Cash in bank                                          $     1,315   $    17,757   $         7
  Non-trade receivable                                           68           749         1,450
  Prepaid expenses                                                0        27,888             0
                                                        ------------  ------------  ------------
    Total current assets                                      1,383        46,394         1,457
Equipment
  Coolers and equipment                                           0             0        40,308
  Office equipment                                                0             0         9,841
                                                        ------------  ------------  ------------
                                                                  0             0        50,149
  Accumulated depreciation                                        0             0        (9,288)
                                                        ------------  ------------  ------------
    Total equipment                                               0             0        40,861
Other assets
  Trade name                                                      0             0        11,000
  Licenses (net)                                          2,187,500     2,437,500
                                                        ------------  ------------  ------------
    Total other assets                                    2,187,500     2,437,500        11,000
                                                        ------------  ------------  ------------
TOTAL ASSETS                                            $ 2,188,883   $ 2,483,894   $    53,318
                                                        ============  ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and fees                             $   211,049   $     7,268   $    17,655
  California Franchise Tax payable                                0             0         3,116
  Short term notes                                          127,496       103,910         2,825
                                                        ------------  ------------  ------------
    Total current liabilities                               338,545       111,178        23,596

Long term debt                                            2,659,246     2,534,247             0
                                                        ------------  ------------  ------------
TOTAL LIABILITIES                                         2,997,791     2,645,425        23,596
Shareholders' equity
  Preferred stock, 40,000,000 shares authorized $.001
    par value, 0 shares outstanding                               0             0             0
  Common stock, 160,000,000 authorized, $.001 par
  value, 32,876,400 outstanding                              27,507        27,507        27,507
  Paid in capital                                         1,347,493     1,347,493     1,347,493
  Deficit accumulated during development stage           (2,183,908)   (1,536,531)   (1,345,278)
                                                        ------------  ------------  ------------
    Total shareholders' equity                             (808,908)     (161,531)       29,722
                                                        ------------  ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 2,188,883   $ 2,483,894   $    53,318
                                                        ============  ============  ============

    The accompanying notes are an integral part of the financial statements

                            DURO ENZYME PRODUCTS, INCORPORATED
                                    (FORMERLY HOME WEB)
                               (A Development Stage Company)
                           CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three month period ended December 31, 2001, 2000 and 1999


                                                                                  Deficit
                                                                                Accumulated
                                                                                  During
                                                                                Development
                                         2001           2000          1999         Stage
                                     -------------  ------------  ------------  ------------
Sales                                $          0   $         0   $       528   $    18,887
Cost of Sales                                   0             0           523        15,091
                                     -------------  ------------  ------------  ------------
Gross Margin                                    0             0             5         3,796
Expenses
  Advertising                                                               7           856
  Amortization                                                              0       251,584
  Bad Debt                                                1,450             0             0
  Consulting and professional fees         68,146        57,975         5,500       277,677
  Equipment rental                                                          0         2,339
  Depreciation                             62,500        62,500         4,003        71,788
  Licenses and taxes                                                      145           370
  Office help                                                           1,591        12,432
  Office supplies and postage                 318           118           588         4,821
  Investor communication                    1,700                           0         1,700
  Travel, meals and entertainment                                          54         2,679
  Rent, utilities and telephone             9,000                         248        12,591
  Organization and start up costs                                      15,318        41,674
  Compensation due stock issuance                                           0     1,254,500
                                     -------------  ------------  ------------  ------------
    Total expenses                        141,664       122,043        27,454     1,935,011
                                     -------------  ------------  ------------  ------------
    (Loss) from operations               (141,664)     (122,043)      (27,449)   (1,931,215)
Other income (expense)
  Loss on write off assets                      0       (55,900)            0           (50)
  Interest                                (31,547)      (31,460)         (716)      (32,429)
  Recovery of accounts payable                  0        27,388             0             0
  State tax expense                                           0        (1,600)       (4,000)
                                     -------------  ------------  ------------  ------------
    Total other expenses                  (31,547)      (59,972)       (2,316)      (36,479)
    Net loss                         $   (173,211)  $  (182,015)  $   (29,765)  $(1,967,694)
                                     =============  ============  ============  ============
Loss per share
  of common stock                    $     (0.005)  $    (0.006)  $   (0.0010)  $     (0.06)
Weighted average of
  shares outstanding                   32,876,400    32,876,400    27,157,000    32,876,400
                                     =============  ============  ============  ============

    The accompanying notes are an integral part of the financial statements

                             DURO ENZYME PRODUCTS, INCORPORATED
                                     (FORMERLY HOME WEB)
                                (A Development Stage Company)
                        CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                  For the Three month ended December 31, 2001, 2000 and 1999

                                                        1999
                                                        ----
                                                                    Deficit
                                                                  Accumulated
                                   Common stock                     During
                             -----------------------   Paid in    Development
                               Shares       Amount     Capital       Stage        Total
                             -----------  ----------  ----------  ------------  ----------
Balance,
   January 1, 1999           27,507,000   $  27,507   $1,347,493  $(1,315,560)  $  59,440
Common stock issued
Net loss for the period
   ended December  31, 1999                                           (29,718)    (29,718)
                             -----------  ----------  ----------  ------------  ----------
                             27,507,000   $  27,507   $1,347,493  $(1,345,278)  $  29,722
                             ===========  ==========  ==========  ============  ==========


                                                        2000
                                                        ----
Balance,
   January 1, 2000           27,507,000   $  27,507   $1,347,493  $(1,345,278)  $  29,722
February 23, 2000,
 forward stock split          5,369,400
Consolidation of subsidiary                                            (3,932)     (3,932)
Net loss for the period
   ended December  31, 2000                                          (187,321)   (187,321)
                             -----------  ----------  ----------  ------------  ----------
                             32,876,400   $  27,507   $1,347,493  $(1,536,531)  $(161,531)
                             ===========  ==========  ==========  ============  ==========


                                                        2001
                                                        ----
Balance
   September 30, 2001        32,876,400   $  27,507   $1,347,493  $(2,010,697)  $(635,697)
Consolidation of subsidiary
Net loss for the period
   ended December 31, 2001                                           (173,211)   (173,211)
                             -----------  ----------  ----------  ------------  ----------
                             32,876,400   $  27,507   $1,347,493  $(2,183,908)  $(808,908)
                             ===========  ==========  ==========  ============  ==========

              See accompanying notes and accountant's review report

                                  DURO ENZYME PRODUCTS, INCORPORATED
                                          (FORMERLY HOME WEB)
                                      (A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF CASH FLOWS-INDIRECT METHOD
                    For the Three month period ended December 31, 2001, 2000 and 1999


                                                                                                 Cash flows
                                                                                                 Accumulated
                                                                                                   During
                                                                                                 Development
                                                              2001        2000         1999         Stage
                                                           ----------  -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $(173,211)  $ (182,015)  $  (29,765)  $(2,179,976)
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                               62,500        62500        4,003       321,788
  Stock issued for services                                                                500     1,254,500
  Expensing of organization costs                                                        2,376         2,366
  Increase in accounts payable                                65,684        89085       17,655       219,067
  Decrease (Increase) in accounts receivable                       2          701                     (1,518)
  Increase in Prepaid Expenses                                     0        -4375                          0
  Recovery from accounts payable                                   0            0                          0
  Loss on disposal of assets                                       0        51861                     53,311
  Increase in accrued liabilities                                               0        5,141        27,888
                                                           ----------  -----------  -----------  ------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                                 (45,025)      17,757          (90)     (329,962)
INVESTING ACTIVITIES
  Increase in other assets                                                                            13,366
  Purchase of license                                              0            0                  2,500,000
  Purchase of equipment                                                                               50,149
                                                           ----------  -----------  -----------  ------------
NET CASH USED IN INVESTING ACTIVITIES                              0                               2,563,515
FINANCING ACTIVITIES
  Sale of common stock                                                          0                    120,000
  Retained earnings of subsidiary                                  0            0                     (3,932)
  Long term debt                                              31,506                               2,659,246
  Short term notes                                            11,645                                 119,478
                                                           ----------  -----------  -----------  ------------
NET CASH GENERATED FROM FINANCING ACTIVITIES                  43,151                               2,894,792
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                 (1,874)           0          (90)        1,315
Cash and cash equivalents at the beginning of the period       3,189       17,757           97             0
                                                           ----------  -----------  -----------  ------------
CASH AND CASH EQUIVALENTS AT THE END OF
  THE PERIOD                                               $   1,315   $   17,757   $        7   $     1,315
                                                           ==========  ===========  ===========  ============

    The accompanying notes are an integral part of the financial statements

                            DURO ENZYME PRODUCTS, INC


NOTE 1:  SIGNIFICANT  ACCOUNTING  POLICIES
         ---------------------------------

Nature  of  business
--------------------
     Duro Enzyme Products, Inc. (the Company) and its wholly owned subsidiaries are currently developing gasification technologies and, through its licenses and research, will manufacture unique, stable and natural enzymes and specialty end products. The main activities of the business were moved from California to British Columbia.

Name  change  and  accounting  year  change
-------------------------------------------
     The Company was incorporated under the laws of the State of Nevada on September 15, 1995. The Company was originally formed to sell wholesale gourmet and specialty cheese on the Internet. On October 16, 2000, a voluntary share exchange was completed with a private Nevada corporation (Duro Enzyme Products, Inc.) in which shares were exchanged one for 28,800,000. As a result of the share exchange, the shareholders of Duro Enzymes Products Inc. became the majority shareholders of the common stock of the Company. The Company's name was formally changed to Duro Enzyme Products, Inc. on February 5, 2001, following a special shareholders' meeting.

     The accounting year was changed from a December 31 year-end to a September 30 year-end.

Development  Stage  Company
---------------------------
     The Company is a development stage company as defined in the Financial Accounting Standards Board No. 7. The Company is devoting substantially all of its present efforts to securing and establishing a new business.

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

Principles  of  Consolidation
-----------------------------
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:
          Duro  Enzyme  Solutions,  Inc-Nevada,  USA
          Duro  Enzyme  Solutions,  Inc-British  Columbia,  Canada

All  material  transactions  have  been  eliminated.

The acquisition was accounted for by the purchase method of accounting for business combinations.

                            DURO ENZYME PRODUCTS, INC


NOTE 1:  SIGNIFICANT  ACCOUNTING  POLICIES  (CON'T)
         ------------------------------------------

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

Intangible  and  other  assets
------------------------------
     The cost of purchase of other assets is recorded at the purchase price of the contract and amortized over its useful life not to exceed 10 years using the straight-line method. Amortization cost for period ended December 31, 2001, is $62,500.

Income  Taxes
-------------
     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Material  Adjustments
---------------------
     These financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Comprehensive  Income
---------------------
     Generally accepted accounting principles require the inclusion of the statement of Comprehensive Income for certain transactions involving gain or loss on foreign currency transactions. No Statement of Comprehensive Income has been prepared since the activity involving the Subsidiary Duro Enzyme Solution Inc., British Columbia, Canada is immaterial. Duro Enzyme Solutions Inc., British Columbia, Canada represents less than 1% of total assets.

                            DURO ENZYME PRODUCTS, INC


NOTE 2:  LOSS  ON  DISPOSAL  OF  ASSETS
         ------------------------------

     Pursuant to the decision made by the board of directors to change the focus of the Company from the sale of gourmet food and specialty cheese on the internet to the research and development of gasification technologies and the license and manufacture of unique stable and natural enzymes and specialty end products, the equipment and trade name that was used to promote the sale of the gourmet food and specialty cheese was abandoned. The management of the Company made the decision to recognize the loss for the year ending September 30, 2001.

NOTE 3:  LICENSE
         -------

     In September 2000, the Company, through its subsidiary, entered into a License and Distribution Agreement to use exclusive stable enzyme production technology, both current and further developed by the Company from its own research for the term of the agreement. The purchase price of this license is $2,500,000 and was satisfied by a note payable. An additional fee of 2- % on gross revenue will be due once sales commence.
     The $2,500,000 is being amortized over a 10-year period using the straight-line method.

NOTE 4:  RELATED  PARTY  TRANSACTION
         ---------------------------

     The Company has entered into transactions for consulting services with Seven (7) companies that are owned or controlled by shareholders or creditors of the Company. For the three months ending December 31, 2001, the amount accrued is $30,000 with the total outstanding and unpaid being $150,000.

     During the year ended September 30, 2001, the Company entered into a consulting agreement with one of its major creditors. This agreement is for research and related services plus out of pocket expenses. The amount owed to this related party as of December 31, 2001, is $127,496, which represents the short-term loans advanced to the Company. The sale of the license and the corresponding long-term debt of $2,659,246 is due the company that this related party controls.

     The Company also leases office space from a company owned by a shareholder and owes accrued rent at the ended of December 31, 2001, of $45,000.

     During the period ending September 30, 2000, an affiliated company advanced the Company $20,908. This money was used to pay off the accounts payable as of June 30, 2000. For the period ended December 31, 1999, the Company paid a total of $5,400 in rent and consulting fees per an agreement with the affiliate.

                            DURO ENZYME PRODUCTS, INC


NOTE 5:  INCOME  TAXES
         -------------

     The benefit for income taxes from operations consisted of the following components: current tax benefit of $234,000 for December 30, 2001 resulting from a net loss before income taxes, and deferred tax expenses of $234,000 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2013.

     The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

     No provision is being made for state income tax for the year ending December 31, 2001 since all operations were moved to Canada. In prior years the operations were in California and California Franchise taxes were applicable.

NOTE 6:  COMMON  STOCK
         -------------

     The only transaction during the period of December 31, 1999 was 10,000 shares of common stock issued to the corporate counsel in exchange for legal services to the corporation. An expense for legal services was recorded in this exchange for the stock.

     On February 10, 2000 the board of directors voted a 1.2:1 forward stock split as of the record date of February 23, 2000.

     On October 16, 2000, 28,800,000 shares of common stock of the Company were returned to Treasury by three controlling shareholders in connection with a voluntary share exchange that took place on October 16, 2000 and resulted in the issuance of 28,800,000 shares of common stock being issued to the shareholders of Duro Enzymes Products Inc., a private Nevada corporation, in exchange for all of the outstanding stock of Duro Enzyme Products Inc.

NOTE 7:  DEPRECIATION
         ------------

     For  the  period  ended  December  31,  2001  Depreciation  was  $62,500.


NOTE 8:  NOTES  PAYABLE
         --------------

     Note payable annual interest of 5% per annum. Note originally from the purchase of the licensed technology. Payment terms commences when the Company begins selling its gasification and enzyme products. Interest accrues until such time as six months from first date of sales. Once payments begin principal plus accrued interest will be repaid over five years.

                            DURO ENZYME PRODUCTS, INC


NOTE 8:  NOTES  PAYABLE  (CONT')
         -----------------------

     Short term borrowings are from related parties and are discussed in Note 4.

NOTE 9:  EARNINGS  PER  SHARE
         --------------------

     Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements.

                                              For the Year Ended 1999
                                    ------------------------------------------
                                        Income         Shares       Per-Share
                                     (Numerator)    (Denominator)    Amount
                                    --------------  -------------  -----------
Income from continuing operations
 available to common stockholders
 basic earnings per share           $     (29,765)     27,157,000  $    (.001)
                                                                   ===========


                                              For the Year Ended 2000
                                    ------------------------------------------
                                        Income         Shares       Per-Share
                                     (Numerator)    (Denominator)    Amount
                                    --------------  -------------  -----------
Income from continuing operations
 available to common stockholders
 basic earnings per share           $    (182,015)     32,876,400  $    (.006)
                                                                   ===========


                                              For the Year Ended 2001
                                    ------------------------------------------
                                        Income         Shares       Per-Share
                                     (Numerator)    (Denominator)    Amount
                                    --------------  -------------  -----------
Income from continuing operations
 available to common stockholders
 basic earnings per share           $    (173,211)     32,876,400  $    (.005)
                                                                   ===========


NOTE 10:  LEASES
          ------

     The Company leases office space on a year-to-year basis. This lease is recorded as an operating lease and the amounts paid are charged to expense. Total charged to rent expense under this lease during the quarter ending December 31, 2001 was $9,000. It is expected in the ordinary course of business that the Company will renew its lease at its present location.

                            DURO ENZYME PRODUCTS, INC


NOTE 11:  BUSINESS  COMBINATION
          ---------------------

     On October 16, 2000 the Company conducted a voluntary share exchange whereby it offered up to 28,800,000 shares of its common stock to the shareholders of the original Duro Enzymes Products, Inc. (" Duro Enzyme Private") in exchange for all of the issued and outstanding shares of Duro Enzymes Private. The effect of the share exchange was to transfer control of the Company to the shareholders of Duro Enzymes Private. The majority of shares of the Company are now held by former shareholders of Duro Enzymes Private. The Company effectively took control of all assets of Duro Enzymes Private, including its subsidiaries, by becoming its sole shareholder.

NOTE 12:  GOING  CONCERN
          --------------

     As of December 31, 2001, the Company had net losses from operating activities, which raise substantial doubt about its ability to continue as a going concern.

     The Company hopes to raise funds through the sale of its stock on the market or through debt issuance. It will also continue to pursue acquisitions to strengthen both its balance sheet and cash-flow. It further hopes to continue its research and development of its products and to begin production during the next fiscal year.

     The Company's ability to continue as a going concern is dependent upon raising capital through the offering of its equity securities, through debt financing and ultimately by generating revenue and achieving profitable operations. There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 13:  SUBSEQUENT  EVENTS
          ------------------

     On January 18, 2002 the Company agreed to purchase all of the outstanding shares of a private company, Bruden Steaming and Vac Truck Services Ltd. ("Bruden"), for the agreed upon price of $3,000,000 payable in 3,000,000 common shares of Duro Enzyme Products, Inc. (prior to a 20:1 forward split as disclosed below). Bruden is a well-established industrial, commercial and agricultural environmental services company with its operations based in Rocky Mountain House, Alberta, Canada. The effective date of the purchase is anticipated to be on March 1, 2002.

     On February 6, 2002 the Board of Directors of the Company declared a 20 - for - 1 forward stock split of the Company's outstanding shares of common stock and a simultaneous increase in the authorized common stock of the Company from 160,000,000 shares to 3,200,000,000 shares. The forward stock split will entitle each stock holder of record at the close of business on March 4, 2002 to receive nineteen (19) additional shares of common stock for every one share held. The additional shares will be distributed by the Company's transfer agent by March 8, 2002.

                            DURO ENZYME PRODUCTS, INC


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB, and specifically in the "Management's Discussion and Analysis of Financial Condition or Plan of Operation," or otherwise incorporated by reference into this document contain "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "intends", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21B of the Securities Exchange Act or 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report on Form 10-QSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.


                                    OVERVIEW

Duro Enzyme Products Inc. (the "Company") is a Nevada corporation, incorporated on September 15, 1995. The business of the Company is currently focused on researching and developing technologies to produce stable enzymes. The Company's business is still in its development stage.

Through a license agreement (the "License Agreement") executed between 529473 B.C. Ltd. and Duro Enzyme Solutions Inc., a wholly-owned subsidiary of the Company, on September 21, 2000, the Company was granted the right to continue research and commercial development and use of the licensed technology anywhere in the world.


                              STATUS OF OPERATIONS

The Company has continued research and development of the gasification and enzyme technologies. Planned principal operations for these technologies have not commenced.

                            DURO ENZYME PRODUCTS, INC


The Company has two wholly-owned subsidiaries:

     Duro  Enzyme  Solutions  Inc. ("Duro Solutions USA"), a Nevada corporation,
     ----------------------------------------------------
holds all the licenses and rights to the stable enzyme technology and will serve as the sole sublicensor of the technology.

     Duro  Enzyme  Solutions  Inc.  ("Duro  Solutions  Canada"),  a  Canadian
     ----------------------------------------------------------
corporation, will be responsible for carrying out and managing corporate research and new product development, for protecting the Company's licensed and owned intellectual property, and for bringing new ideas to commercialization. Duro Solutions Canada is also the parent company of Bruden Steaming and Vac Truck Services Ltd.

On January 18, 2002, the Company agreed to purchase Bruden Steaming and Vac Truck Services Ltd. ("Bruden"). The acquisition is anticipated to close on March 1, 2002. The transaction is structured as an acquisition of all of Bruden's outstanding stock by Duro Solutions Canada. The consideration for the transaction is the issuance of 3,000,000 shares of the Company's common stock to Bruden's shareholders.

Bruden collects and transports oil sludge, hauls heavy equipment and provides a range of other services for the oil and gas industry. Bruden also provides services to the agricultural, transportation, manufacturing and food services industries. Bruden has a fleet of industrial steaming trucks, vacuum trucks and an 18-wheeler truck with a low bed. The Company intends to continue the business of Bruden. In addition, the Company ultimately intends to use the waste collected by Bruden as an input for the gasification and enzyme producing technologies it is developing. The Company does not anticipate that it will need to provide any capital expenditures in connection wit the operation of Bruden's business.

The president of Bruden is Dennis Branconnier who is the cousin of Dean Branconnier and Chad Burback, who are both officers and directors of the Company, and are the nephews of Rene Branconnier, the principal of 529473 B.C. Ltd. All four members of the Board of Directors of the Company, including Dean Branconnier and Chad Burback, approved the purchase of Bruden by the Company.

                               PLAN OF OPERATIONS

The Company plans to implement the energy production aspect of its business plan prior to engaging in enzyme production. The Company plans to produce energy from steam turbines powered by the combustion of waste materials, coupled with the staged processing of the gases released by their combustion ("gasification"). The enzyme production process that the Company has been researching creates a combustible pellet by-product, which the Company plans to combust in its planned enzyme and energy production facility. If the demand is present, the Company may install and operate gasification systems for others.

Over the next year, the Company plans to purchase an existing, permitted, 400-ton per day waste processing facility, and retrofit it to a waste-to-energy and stable enzyme manufacturing and production facility for an estimated cost of US$6 million.

                            DURO ENZYME PRODUCTS, INC


The Company has not generated any revenue to date. If the Company purchases and retrofits a facility for its operation, the facility's ability to generate operating income will depend upon local tip fee structures and the market demand for energy. The Company plans to begin producing enzymes only after it has succeeded in putting in place an energy-producing gasification system. Operation costs will depend on a number of factors, including local wages, utilities pricing, taxes, finance fees, logistics of obtaining raw materials and end product distribution.

Operating  Costs  and  Expenses
-------------------------------

The Company incurred operating expenses of $141,664 during the three month period ended December 31, 2001, which was an increase of $19,621 over operating expenses of $122,043 incurred by the Company during the three-month period ended December 31, 2000. The increased operating expenses resulted from an increase in consulting fees and professional fees in connection with an increase in the Company's research and development activities, a rental charge for the three month period, and expenses from services rendered by the Company's transfer agent.

Overall the total expenses decreased during the period as the Company wrote-off assets the previous year that no longer related to the current business plan.

LIQUIDITY  AND  CAPITAL  RESOURCES

No material commitments for capital expenditures were made during the first quarter.

As of December 31, 2001 the Company has a net stockholders' deficit of $2,183,908, with accumulated losses during the development stage of $1,967,694, including a loss of $173,211 during the quarter. The current working capital deficit is $337,162 compared with a working capital deficit of $64,784 for the period ended December 31, 2000. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. In addition, there can be no guarantee that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company, or at all.

529473 B.C. Ltd. is owned by Mr. Ren Branconnier; accordingly he is the ultimate beneficiary of all agreements and arrangements between the Company and 529473 B.C. Ltd. Under the terms of the License Agreement, the Company has made a US$2,500,000 promissory note bearing interest at a rate of 5% per annum over a period of 10 years payable to 529473 B.C. Ltd. The obligation to make payments on the promissory note does not commence until the Company begins selling stable enzymes. At that time, the Company is obligated to pay the entire principal amount and any accrued interest within five years. Interest will continue to accrue throughout the term of the note. In addition, the Company must make royalty payments on a quarterly basis to 529473 B.C. Ltd. equal to 2.5% of gross revenue generated by the Company from use of the licensed technologies. Any further developments of the technologies by the Company are to be owned by 529473 B.C. Ltd. and licensed to Duro Solutions USA.

                            DURO ENZYME PRODUCTS, INC


Also on September 21, 2000, the Company became party to Research and Development Services Agreements with 529473 B.C. Ltd. Under the terms of the Agreements, the Company and its subsidiaries have agreed to retain the services of 529473 B.C. Ltd. to provide research, development, design, and related consultations. 529473 B.C. Ltd. will receive a consulting fee at a standard rate, established by the consultants, and will charge an additional 15% on incurred costs as an administrative, overhead and handling charge. The initial term of the Agreements dated September 21, 2000 is five consecutive years. All successive renewals will be effective automatically with the lapse of the current term.

As a result of the Company acquiring the License and accrued interest, 529473 B.C. Ltd. is owed $2,627,740 under a note payable with annual interest of 5% per annum as of December 31, 2001.

During the fiscal year ended September 30, 2001, the Company entered into short-term loans with 529473 B.C. Ltd., totaling $107,833 at year end.

During the fiscal year ended September 30, 2001, the Company entered into transactions for consulting services with 7 companies that are owned or controlled by shareholders or creditors of the Company. At December 31, 2001, the amount outstanding and unpaid is $120,000.

The Company also leases office space from Brampton Holdings Ltd., which is owned by Sharon Branconnier and Jolene Fuller, wife and daughter, respectively, of Ren Branconnier. The Company owes accrued rent for one year of $36,000.

Under the SEC's rules, Mr. Ren Branconnier and Dr. Robert Jackman may be considered promoters or founders of Duro Enzymes Private and, following the October 16, 2000 voluntary share exchange, the Company. Dr. Robert Jackman owns 1,500,000 shares of the Company and during 2001 provided consulting services to the Company through FL Tech Inc. for which $18,000 was accrued. Mr. Ren Branconnier owns 750,000 shares of the Company and during 2001 provided consulting services to the Company through 529473 B.C. Ltd. for which $24,000 was accrued. Mr. Ren Branconnier also owns 529473 B.C. Ltd.; accordingly he is the ultimate beneficiary of all agreements and arrangements between the Company and 529473 B.C. Ltd. The agreements between 529473 B.C. Ltd.; and the Company and its subsidiaries were approved by the Company's Board of Directors. FL Tech, a company controlled by Dr. Robert Jackman, performs consulting work for 529473 B.C. Ltd.; Mr. Dean Branconnier is Mr. Ren Branconnier's nephew.

The Company will require additional cash resources to operate its business over the next twelve months. Depending on market acceptance of the Company's current business model, the Company will raise additional funds, either debt or equity, to augment future growth of the business.

The Company will be required to continue obtaining short term borrowing and will need to raise capital through equity financing as current balances and cash flows from existing operations will not be sufficient to meet present and future growth strategies and related working capital and capital expenditure

                            DURO ENZYME PRODUCTS, INC


requirements. However, the Company does not anticipate that it will need to provide any capital resources to Bruden to continue Bruden's operations nor does the Company plan any capital expenditures in connection with the operation of Bruden's business. The current business plan proposes significant increases in spending when compared to historical expenditures.

The Company plans to utilize a combination of internally generated funds from operations and potential debt and / or equity financings to fund its longer-term growth over a period of two to five years. The availability of future financings will depend on market conditions. A portion of the funds will be needed to grow the business through acquisitions of other businesses.

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

                            DURO ENZYME PRODUCTS, INC


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS
---------------------------

The Company was named in a legal suit filed on November 20, 2001. The suit has been filed against it, its officers and directors, and others, by Thermo Tech(TM) Technologies Inc. and subsidiaries (collectively "Thermo Tech"). There are a total of 75 defendants named in the suit. The Company intends to deny the substance of Thermo Tech's allegations. The Company has filed an appearance with the Supreme Court of British Columbia and will develop its formal technical legal response in conjunction with its legal counsel.

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

The Company believes that Thermo Tech's allegations against it have no basis in fact, and are without merit, as the Company does not use any of Thermo Tech's processes. As Thermo Tech states in its press release of November 20, 2001, announcing the lawsuit: "[T]he lawsuit contains only allegations, not proven facts, and each of these allegations will have to be proven by [Thermo Tech] at a trial between the parties." The Company intends to vigorously defend this lawsuit and to assert all appropriate counterclaims. Due to the complexities of the lawsuit and the contractual and other relationships between the parties to the lawsuit, the Company cannot predict what the outcome of the lawsuit may be or reasonably estimate the financial effect associated with it.

Except as described above, to the knowledge of the Company's executive management and directors, neither the Company nor its subsidiaries are party to any other legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation.

                            DURO ENZYME PRODUCTS, INC


ITEM 2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
--------------------------------------------------------

None.

ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES
-------------------------------------------

None.


ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
--------------------------------------------------------------------

None.

ITEM 5.  OTHER  INFORMATION
---------------------------

On January 18, 2002, the Company agreed to purchase Bruden Steaming and Vac Truck Services Ltd. ("Bruden"). The acquisition is anticipated to close on March 1, 2002. The transaction is structured as an acquisition of all of Bruden's outstanding stock by Duro Solutions Canada. The consideration for the transaction is the issuance of 3,000,000 shares of the Company's common stock to Bruden's shareholders. The Company plans to file a report on Form 8-K disclosing the transaction within the prescribed time period from the closing date.

On February 6, 2002, the Board of Directors of the Company declared a 20 - for - 1 stock split of the Company's outstanding shares of common stock and a simultaneous increase in the authorized common stock of the Company from 160,000,000 shares to 3,200,000,000 shares. The stock split will entitle each stock holder of record at the close of business on March 4, 2002 to receive nineteen (19) additional shares of common stock for every one share owned. The additional shares will be distributed by the Company's transfer agent on March 8, 2002.



ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------


Exhibits
--------

Exhibit
Number     Description
-------    -----------

15.1       Letter on unaudited interim financial information

                            DURO ENZYME PRODUCTS, INC


Reports on Form 8-K
-------------------

No reports on Form 8-K were filed with the SEC by the Company during the three-month period ended December 31, 2001.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DURO ENZYME PRODUCTS INC.


DATE:  February 14, 2002                     /s/ Robert Jackman
       -----------------                    -------------------------
                                            Name:  Robert Jackman
                                            Title: President