Form 10QSB
period 2002-03-31
DURO ENZYME PRODUCTS INC
filed 2002-05-15
CIK 1040227

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  March  31,  2002
                                    ----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from ________ to _________

Commission  File  Number:     0-30096
                              -------


                           DURO ENZYME PRODUCTS, INC.
         --------------------------------------------------------------
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


                                 (604) 514 3044
                                 --------------
                (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to  such  filing  requirements  for  the  past  90  days.  Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 10, 2002, 657,528,000 shares of common stock, par value $0.001 were issued and outstanding.

Transitional  Small  Business  Disclosure  Format (Check One):  Yes [ ]  No [X]

                            DURO ENZYME PRODUCTS INC


                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . .     3

     Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . .     3

          Independent Accountant's Report Dated May 13 , 2002. . . . . . .     3

          Balance Sheets as of March 31, 2002,
          March 31, 2001, and March 31, 2000 (unaudited) . . . . . . . . .     4

          Statement of Operations for the six months ended March 31, 2002
          March 31, 2001, and March 31, 2000 (unaudited) . . . . . . . . .     5

          Statement of Shareholders equity for the three months ended
          March 31, 2002, 2001, and 2000 (unaudited) . . . . . . . . . . .     6

          Statements of Cash Flows for the three months ended
          March 31, 2002, 2001 and 2000 (unaudited). . . . . . . . . . . .     7

          Notes to Financial Statements (unaudited). . . . . . . . . . . .     8

     Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . .    16

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .    23

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .    23

     Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . .    24

     Item 3.  Defaults upon Senior Securities. . . . . . . . . . . . . . .    24

     Item 4.  Submission of Matters to a Vote of Security Holders. . . . .    24

     Item 5.  Other information. . . . . . . . . . . . . . . . . . . . . .    24

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .    25

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

HAWKINS ACCOUNTING
================================================================================
     CERTIFIED PUBLIC ACCOUNTANT                 17415 MONTEREY STREET, STE. 200
     To the Board of Directors and Shareholders            MORGAN HILL, CA 95037
     Duro Enzyme Products, Inc. Langley,       (408) 776-9455 FAX (408) 776-8979
     British Columbia


                         Independent Accountant's Report
                         -------------------------------

     I have reviewed the accompanying consolidated balance sheets of Duro Enzyme Products, Inc and its subsidiaries as of March 31, 2002, 2001 and 2000 and the related statement of operations stockholders' equity and the statement of cash flows for the six months then ended. All information included in these financial statements is the representation of the management of Duro Enzyme Products, Inc.

     I conducted my review in accordance with standards established by the American Institute of Public Accountants. A review of interim financial information consists principally of applying analytical procedures applied to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such as opinion.

     Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements and the cumulative results of operations and cash flows in order for them to be in conformity with generally accepted accounting principles of the Unites States of America.


                                                 /s/  R. Richard Hawkins II





May  13,  2002

                               DURO ENZYME PRODUCTS, INCORPORATED
                                      (FORMERLY HOME WEB)
                                  (A Development Stage Company)
                                   CONSOLIDATED BALANCE SHEET
                                  March 31, 2002, 2001 and 2000

ASSETS

                                                            2002          2001          2000
                                                        ------------  ------------  ------------
Current assets
  Cash in bank                                          $     3,877   $    12,595   $       (17)
  Non-trade receivable                                       36,065           763         1,450
  Prepaid expenses                                                0        22,688             0
                                                        ------------  ------------  ------------
    Total current assets                                     39,942        36,046         1,433
Equipment
  Coolers and equipment                                           0             0        40,308
  Office equipment                                                0             0         9,841
                                                        ------------  ------------  ------------
                                                                  0             0        50,149
  Accumulated depreciation                                        0             0        (9,288)
                                                        ------------  ------------  ------------
    Total equipment                                               0             0        40,861
Other assets
  Trade name                                                      0             0        11,000
  Licenses (net)                                          2,125,000     2,375,000
                                                        ------------  ------------  ------------
    Total other assets                                    2,125,000     2,375,000        11,000
                                                        ------------  ------------  ------------
TOTAL ASSETS                                            $ 2,164,942   $ 2,411,046   $    53,294
                                                        ============  ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and fees                             $   720,194   $    16,096   $    17,655
  California Franchise Tax payable                                0             0         3,916
  Short term notes                                          232,604       103,266         2,825
                                                        ------------  ------------  ------------
    Total current liabilities                               952,798       119,362        24,396

Long term debt                                            2,690,068     2,565,069             0
                                                        ------------  ------------  ------------
TOTAL LIABILITIES                                         3,642,866     2,684,431        24,396
Shareholders' equity
  Preferred stock, 40,000,000 shares authorized $.001
    par value, 0 shares outstanding                               0             0             0
  Common stock, 3,2000,000,000 authorized, $.001 par
  value, 657,528,000 outstanding                             27,507        27,507        27,507
  Paid in capital                                         1,347,493     1,347,493     1,347,493
  Deficit accumulated during development stage           (2,852,924)   (1,648,385)   (1,346,102)
                                                        ------------  ------------  ------------
    Total shareholders' equity                           (1,477,924)     (273,385)       28,898
                                                        ------------  ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 2,164,942   $ 2,411,046   $    53,294
                                                        ============  ============  ============

         The accompanying notes are an integral part of the financial statements

                                DURO ENZYME PRODUCTS, INCORPORATED
                                       (FORMERLY HOME WEB)
                                  (A Development Stage Company)
                               CONSOLIDATED STATEMENT OF OPERATIONS
                    For the Six month period ended March 31, 2002, 2001 and 2000

                                                                                     Deficit
                                                                                   Accumulated
                                                                                      During
                                                                                    Development
                                         2002           2001           2000           Stage
                                     -------------  -------------  -------------  -------------
Sales                                $          0   $          0   $          0   $     18,887
Cost of Sales                                   0              0              0         15,091
                                     -------------  -------------  -------------  -------------
Gross Margin                                    0              0              0          3,796
Expenses
  Advertising                                                                 7            856
  Amortization                                                                         251,584
  Bad Debt                                                 1,450                             0
  Consulting and professional fees        267,096         70,140                       476,627
  Equipment rental                                                                       2,339
  Depreciation                            125,000        125,000             40        134,288
  Licenses and taxes                                                                       370
  Office help                                                                           12,432
  Office, supplies and postage            152,188          3,668             24        156,691
  Investor communication                   11,086          3,065                        11,086
  Travel, meals and entertainment                                                        2,679
  Rent, utilities and telephone            92,174                                       95,765
  Research and Development                132,323                                      132,323
  Organization and start up costs                                                       41,674
  Compensation due stock issuance                                                    1,254,500
                                     -------------  -------------  -------------  -------------
    Total expenses                        779,867        203,323             71      2,573,214
                                     -------------  -------------  -------------  -------------
    (Loss) from operations               (779,867)      (203,323)           (71)    (2,569,418)
Other income (expense)
  Loss on write off assets                      0        (55,824)             0            (50)
  Interest                                (62,360)       (62,102)             0        (63,242)
  Recovery of accounts payable                  0         27,380              0              0
  State tax expense                                            0           (800)        (4,000)
                                     -------------  -------------  -------------  -------------
    Total other expenses                  (62,360)       (90,546)          (800)       (67,292)
    Net loss                         $   (842,227)  $   (293,869)  $       (871)  $ (2,636,710)
                                     =============  =============  =============  =============
Adjusted Loss per share
  of common stock                    $      (0.01)  $      (0.01)  $      (0.01)  $      (0.01)
Adjusted Weighted average of
  shares outstanding                  657,528,000    657,528,000    543,140,000    657,528,000
                                     =============  =============  =============  =============

          The accompanying notes are an integral part of the financial statements

                                          DURO ENZYME PRODUCTS, INCORPORATED
                                                 (FORMERLY HOME WEB)
                                             (A Development Stage Company)
                                       CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                               For the Six month period ended March 31, 2002, 2001 and 2000
                                                         2000
                                                         ----

                                                                     Deficit
                                                                   Accumulated
                                  Common stock                       During
                             ----------------------    Paid in     Development
                                Shares      Amount     Capital        Stage         Total
                             ------------  --------  ------------  ------------  ------------
Balance,
   January 1, 2000            27,507,000   $27,507   $  1,347,493  $(1,345,278)  $    29,722
February 23, 2000,
 forward stock split           5,369,400
Consolidation of subsidiary                                             (3,932)       (3,932)
Net loss for the period
   ended March  31, 2000                                                  (824)         (824)
                             ------------  --------  ------------  ------------  ------------
                              32,876,400   $27,507   $  1,347,493  $(1,350,034)  $    24,966
                             ============  ========  ============  ============  ============

                                                         2001
                                                         ----

Balance,
   January 1, 2001            32,876,400   $27,507   $  1,347,493  $(1,536,531)  $  (161,531)

Net loss for the period
   ended March 31, 2001                                               (293,869)     (293,869)
                             ------------  --------  ------------  ------------  ------------
                              32,876,400   $27,507   $  1,347,493  $(1,830,400)  $  (455,400)
                             ============  ========  ============  ============  ============


                                                         2002
                                                         ----
Balance
   January 1, 2002            32,876,400   $27,507   $  1,347,493  $(2,183,908)  $  (808,908)
March 4, 2002,
 forward stock split         624,651,600
Net loss for the period
   ended March 31, 2002                                               (842,227)     (842,227)
                             ------------  --------  ------------  ------------  ------------
                             657,528,000   $27,507   $  1,347,493  $(3,026,135)  $(1,651,135)
                             ============  ========  ============  ============  ============

          The accompanying notes are an integral part of the financial statements

                                     DURO ENZYME PRODUCTS, INCORPORATED
                                             (FORMERLY HOME WEB)
                                        (A Development Stage Company)
                                CONSOLIDATED STATEMENT OF CASH FLOWS-INDIRECT METHOD
                           For the Six month period ended March 31, 2002, 2001 and 2000

                                                                                                   Cash flows
                                                                                                   Accumulated
                                                                                                      During
                                                                                                   Development
                                                              2002         2001         2000          Stage
                                                           -----------  -----------  -----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $ (842,227)  $ (293,869)  $     (824)  $ (2,848,992)
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                               125,000      125,000                     384,288
  Stock issued for services                                 1,254,500
  Expensing of organization costs                               2,366
  Increase in accounts payable                                566,811      132,465                     720,194
  Decrease (Increase) in accounts receivable                  (35,995)         687                     (37,515)
  Increase in Prepaid Expenses                                      0       (3,549)                          0
  Recovery from accounts payable                                    0            0                           0
  Loss on disposal of assets                                        0        51861                      53,311
  Increase in accrued liabilities                                   0          800                      27,888
                                                           -----------  -----------  -----------  -------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                                 (186,411)      12,595          (24)       (98,526)
INVESTING ACTIVITIES
  Increase in other assets                                                                              13,366
  Purchase of license                                               0            0                   2,500,000
  Purchase of equipment                                                                                 50,149
                                                           -----------  -----------  -----------  -------------
NET CASH USED IN INVESTING ACTIVITIES                               0                                2,563,515
FINANCING ACTIVITIES
  Sale of common stock                                                           0                     120,000
  Retained earnings of subsidiary                                   0            0                      (3,932)
  Long term debt                                               62,328                                2,690,068
  Short term notes                                            124,771                                  232,604
                                                           -----------  -----------  -----------  -------------
NET CASH GENERATED FROM FINANCING ACTIVITIES                  187,099                                3,038,740
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                     688            0          (24)       376,699
Cash and cash equivalents at the beginning of the period        3,189       12,595            7              0
                                                           -----------  -----------  -----------  -------------
CASH AND CASH EQUIVALENTS AT THE END OF
  THE PERIOD                                               $    3,877   $   12,595   $      (17)  $    376,699
                                                           ===========  ===========  ===========  =============

                 The accompanying notes are an integral part of the financial statements

                            DURO ENZYME PRODUCTS INC
                              (FORMERLY HOME WEB )
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO THE FINANCIAL STATEMENTS FOR MARCH 31, 2002, 2001 & 2000

NOTE  1:     SIGNIFICANT  ACCOUNTING  POLICIES
             ---------------------------------

Nature  of  business
--------------------
          Duro Enzyme Products, Inc. (the Company) and its wholly owned subsidiaries are acquiring revenue generating businesses that will enable the Company to apply its licensed stable enzyme technologies and gasification technologies to generate revenues to fund the pursuit of the Company's business plan.

Name  change  and  accounting  year  change
-------------------------------------------
          The Company was incorporated under the laws of the State of Nevada on September 15, 1995. The Company was originally formed to sell wholesale gourmet and specialty cheese on the Internet. On October 16, 2000, a voluntary share exchange was completed with a private Nevada corporation, Duro Enzyme Products, Inc, in which shares were exchanged one for 28,800,000. As a result of the share exchange, the shareholders of Duro Enzymes Products Inc. became the majority shareholders of the common stock of the Company. The Company's name was formally changed to Duro Enzyme Products, Inc. on February 5, 2001, following a special shareholders' meeting. The accounting year was changed from a December 31 year-end to a September 30 year-end.

Development  Stage  Company
---------------------------
          The Company is a development stage company as defined in the Financial Accounting Standards Board No. 7. The Company is devoting substantially all of its present efforts to securing and establishing a new business and although planned principal operations have commenced, substantial revenues have yet to be realized.

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

                            DURO ENZYME PRODUCTS INC
                              (FORMERLY HOME WEB )
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO THE FINANCIAL STATEMENTS FOR MARCH 31, 2002, 2001 & 2000

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

Intangible  and  other  assets
------------------------------
          The cost of purchase of other assets is recorded at the purchase price of the contract and amortized over its useful life not to exceed 10 years using the straight-line method. Amortization cost for period ended March 31, 2002, is $125,000.

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

Comprehensive  Income
---------------------
          Generally accepted accounting principles require the inclusion of the statement of Comprehensive Income for certain transactions involving gain or loss on foreign currency transactions. No Statement of Comprehensive Income has been prepared since the activity involving the subsidiary, Duro Enzyme Solution Inc., British Columbia, Canada, is immaterial. Duro Enzyme Solutions Inc., British Columbia, Canada, represents less than 1% of total assets.

                            DURO ENZYME PRODUCTS INC
                              (FORMERLY HOME WEB )
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO THE FINANCIAL STATEMENTS FOR MARCH 31, 2002, 2001 & 2000

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

NOTE  3:     LICENSE
             -------

     In  September  2000,  the  Company,  through  its  subsidiary  Duro  Enzyme
     Solutions, Inc. Nevada, USA, entered into a License and Distribution Agreement to use exclusive stable enzyme production technology, both current and further developed by the Company from its own research for the term of the agreement. The purchase price of this license is $2,500,000 and was satisfied by a promissory note bearing interest at a rate of 5% per annum which does not commence until the Company begins selling stable enzymes. At that time, the Company is obligated to pay, within five years, the principal amount and any accrued interest. Interest will continue to accrue throughout the term of the note. Royalty payments equal to 2.5% of gross revenue generated by the Company from use of the licensed technologies will be paid by the Company on a quarterly basis. The $2,500,000 is being amortized over a 10-year period using the straight-line method.

NOTE  4:     RELATED  PARTY  TRANSACTION
             ---------------------------

     $72,532 was accrued in consultant services for the six months ending March 31, 2002. The total outstanding and unpaid is $192, 532. Eleven (11) companies, which are owned or controlled by shareholders or creditors of the Company, have provided services and expertise to the Company during this period.

     During the year ended September 30, 2001, the Company endorsed Research and Development Service Agreements with a company owned by a creditor of the Company. This agreement retains the Founder's company's expertise and services for research, development, design, and related consultations. A consulting fee is charged at a standard rate, established by the consultants. An additional 15% is charged on incurred costs as an administrative, overhead and handling charge. The initial term of the Agreements dated is five consecutive years. All successive renewals effective automatically with the lapse of the current term. The long-term debt owed is also owed to the creditor in the amount of $2,690.048.

                            DURO ENZYME PRODUCTS INC
                              (FORMERLY HOME WEB )
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO THE FINANCIAL STATEMENTS FOR MARCH 31, 2002, 2001 & 2000

     NOTE  4  (CON'T)
     ----------------

     Short-term loans of $124,771 were advanced to the Company by shareholders during the period. The funds were used for operating capital. As of March 31, 2002, a total of $232,604 is outstanding on short-term loans advanced to the Company.

     The Company has two 5-year leases for facilities. One lease is for office space and furnishings. This lease has accrued rent at the end of March 31, 2002, of $88,478. The other lease is for Research space. It has accrued rent at the end of March 31, 2002, of $39,697. Both leases are held by shareholders of the Company, who own the premises.

     The Company has accrued fees of $189,033 to March 31, 2002 for a 36-month Technology, Operations, Maintenance, Research & Development, Engineering and Training consulting contract with a company owned by shareholders. The contract was entered into on January 1, 2002.

     The Company has accrued fees of $94,516 to March 31, 2002, for a 4-month Office, Accounting & Administration contract with a company owned by shareholders who own less than 5% of DEPI authorized and issued shares. The Company entered into the contract for the period of time necessary to prepare its in-house office, accounting, an administrative department. The duration of the contact was from January 1, 2002, to April 30, 2002.

     During the period ending September 30, 2000, an affiliated company advanced the Company $20,908. This money was used to pay off the accounts payable as of June 30, 2000. For the period ended December 31, 1999, the Company paid a total of $5,400 in rent and consulting fees per an agreement with the affiliate.

NOTE  5:     INCOME  TAXES
             -------------

     The benefit for income taxes from operations consisted of the following components: current tax benefit of $234,000 for March 31, 2002 resulting from a net loss before income taxes, and deferred tax expenses of $234,000 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carry forward will expire in 2013.

     The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

                            DURO ENZYME PRODUCTS INC
                              (FORMERLY HOME WEB )
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO THE FINANCIAL STATEMENTS FOR MARCH 31, 2002, 2001 & 2000

NOTE  5:  (CON'T)

     No provision is being made for state income tax for the Quarter ending March 31, 2002 since all operations were moved to Canada. In prior years the operations were in California and California Franchise taxes were applicable.

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

     On  February  6,  2002,  the  Company  declared a 20 - for - 1 stock split.
     Shareholders of record on March 4, 2002 received 19 additional shares of common stock for every share owned. The additional shares were distributed by the Company's transfer agent on March 8, 2002. The Company's shares have been quoted on a post- split basis since Monday, March 11, 2002.

NOTE  7:     DEPRECIATION
             ------------

     For  the  period  ended  March  31,  2002  Depreciation  was  $125,000.

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

                            DURO ENZYME PRODUCTS INC
                              (FORMERLY HOME WEB )
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO THE FINANCIAL STATEMENTS FOR MARCH 31, 2002, 2001 & 2000

NOTE  9:     EARNINGS  PER  SHARE
             --------------------

     Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilative potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements.

                                              For the Six Months Ended 2000
                                          -------------------------------------
                                            Income        Shares      Per-Share
                                          (Numerator)  (Denominator)    Amount
                                          -----------  -------------  ---------
     Income from continuing operations
     available to common stockholders
     basic  earnings  per  share          $  (30,589)    543,140,000  $(.00401)
                                                                      =========

                                              For the Six Months Ended 2001
                                          -------------------------------------
                                            Income        Shares      Per-Share
                                          (Numerator)  (Denominator)    Amount
                                          -----------  -------------  ---------
     Income from continuing operations
     available to common stockholders
     basic earnings per share             $ (293,869)    657,528,000  $(.00045)
                                                                      =========

                                                For the Six Months Ended 2002
                                          -------------------------------------
                                            Income        Shares      Per-Share
                                          (Numerator)  (Denominator)    Amount
                                          -----------  -------------  ---------
     Income from continuing operations
     available to common stockholders
     basic  earnings  per  share          $ (942,227)    657,528,000  $(.00128)
                                                                      =========

NOTE  10:     LEASES
              ------

     The Company has two five-year leases, one for office space and furnishings and the other for research facilities. A total of $83,174 was charged to rent expense under these leases during the quarter ending March 31, 2002. These leases are recorded as an operating lease and the amounts paid are charged to expense. The Company has three successive five year renewal options for each lease. It is expected in the ordinary course of business that the Company will renew both leases at the present locations.

                            DURO ENZYME PRODUCTS INC
                              (FORMERLY HOME WEB )
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO THE FINANCIAL STATEMENTS FOR MARCH 31, 2002, 2001 & 2000

NOTE  10  (CON'T)

     The Company is committed under its leases to December 31, 2006. Future minimum annual lease payments are due as follows:

                    Year                     Amount
                    ----                     ------
                    2003                    $287,340
                    2004                    $287,340
                    2005                    $287,340
                    2006                    $287,340
                    2007                    $215,500

NOTE  11:     BUSINESS  COMBINATION
              ---------------------

     On October 16, 2000 the Company conducted a voluntary share exchange whereby it offered up to 28,800,000 shares of its common stock to the shareholders of the original Duro Enzymes Products, Inc. ("Duro Enzyme Private") in exchange for all of the issued and outstanding shares of Duro Enzymes Private. The effect of the share exchange was to transfer control of the Company to the shareholders of Duro Enzymes Private. The majority of shares of the Company are now held by former shareholders of Duro Enzymes Private. The Company effectively took control of all assets of Duro Enzymes Private, including its subsidiaries, by becoming its sole shareholder.

NOTE  12:     GOING  CONCERN
              --------------

     As of March 31, 2002, the Company had net losses from operating activities, which raise substantial doubt about its ability to continue as a going concern.

     The Company plans to raise funds through equity securities, through debt issuance, through the generation of revenue and achieving profitable operations. It will also continue to pursue acquisitions and joint ventures, such as Bruden Steaming & Vac Truck Services Ltd. and APC Export, Inc., to strengthen both its balance sheet and cash-flow. It further plans to continue its research and development of its products and to begin production during the next fiscal year.

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

                            DURO ENZYME PRODUCTS INC
                              (FORMERLY HOME WEB )
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO THE FINANCIAL STATEMENTS FOR MARCH 31, 2002, 2001 & 2000

NOTE  13:     SUBSEQUENT  EVENTS
              ------------------

     On January 18, 2002 the Company agreed to purchase all of the outstanding shares of a private company, Bruden Steaming and Vac Truck Services Ltd. ("Bruden"), for the agreed upon price of $3,000,000 payable in 60,000,000 common shares (post 20 - 1 split) of Duro Enzyme Products, Inc. Bruden is a well-established industrial, commercial, agricultural, and environmental services company with its operations based in Rocky Mountain House, Alberta, Canada. The effective date of the purchase is anticipated to be on May 31, 2002.

     On April 16, 2002, the company announced that its subsidiary, Duro Enzyme Solutions Inc. ("Duro Solutions USA"), signed a Definitive Agreement with APC Export, Inc. ("APC"), an Anchorage, Alaska-based company, to launch a new Limited Liability Corporation, to be owned 50% by Duro Solutions USA and 50% by APC. Duro's investment in the new company is limited to the cost to transport one barge of bulk, pure

     Alaskan humus supplied by APC in Alaska, to a US west coast port, and subsequent marketing and sale of this initial load. APC has agreed to commit the ownership of all rights to all APC assets to the new company, including all research and development, studies and analysis, contracts, agreements, licenses, letters of intent, letters of understanding, marketing rights and more. The proceeds from the first barge are anticipated to be more than sufficient to launch the business plan of the new company, and finance the regular transportation of bulk, pure Alaskan humus.

                            DURO ENZYME PRODUCTS INC

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

                                    OVERVIEW

Duro Enzyme Products Inc. (the "Company") is a Nevada corporation, incorporated on September 15, 1995. The Company has progressed significantly from the development stage as reported in the Form 10-QSB, March 31, 2002.

The Company is in the process of completing the acquisition of a revenue generating, Alberta-based company with established, profitable operations in the oil and gas industry as well as other markets. Completion of the acquisition is expected May 31, 2002. This acquisition is the concrete step that will enable the Company to apply its licensed stable enzyme technology and gasification to generate revenue that will fund the Company's plan for global growth in multiple markets.

The Company has also entered into a joint venture partnership with a complementary enterprise to launch a Limited Liability Corporation ("LLC") that will generate revenue from the marketing and sale of pure Alaskan Humus. Revenue from this venture will be used to fund the Company's business plan.

The Company is currently finalizing a joint venture partnership, to launch an LLC, with a cash positive, 35-year old New York environmental business that has proven, profitable gasification technologies, facilities, permits, land, expertise, and contacts that will enable the Company to apply its enzyme technologies to sewage sludge and other bio-solids such as pulp and paper sludge, and use gasification to control odors and generate energy for operations and for sale. Revenue from this venture will be used to fund the Company's business plan.

                            DURO ENZYME PRODUCTS INC

The Company executed a worldwide license agreement (the "License Agreement") between 529473 B.C. Ltd. and Duro Enzyme Solutions Inc., a wholly-owned subsidiary of the Company, on September 21, 2000. The License Agreement entitles the Company to continue research and commercial development of the stable enzyme technology, as well as its use anywhere in the world. The Company has pursued, and will continued to pursue, research and development of the licensed technology as well as other potentially profitable, environmentally friendly technologies and systems.

                              STATUS OF OPERATIONS

The  Company  has  two  wholly  owned  subsidiaries:

     Duro Enzyme Solutions Inc. ("Duro Solutions USA"), a Nevada corporation, holds all the licenses and rights to the stable enzyme technology and will serve as the sole sublicensor of the technology. Duro Solutions USA has signed a definitive and binding agreement with APC Exports, Inc. ("APC"). Under the terms of the agreement, the two companies will launch a Limited Liability Corporation ("LLC") to be owned 50% by Duro Solutions USA and the remainder by APC. The LLC will be called Alaska Humus Products LLC, and will market and sell pure, bulk Alaskan humus to global markets. Duro Solutions USA will be 50% owner of an LLC to be launched as a joint venture between Duro Solutions USA and Petruzzo Products Inc. to apply enzyme technologies and gasification to municipal sludge and other bio-solids. The LLC will be called Duro Solutions New York LLC. The joint venture is currently being finalized.

     Duro Enzyme Solutions Inc. ("Duro Solutions Canada"), a Canadian corporation, will be responsible for carrying out and managing corporate research and new product development, for protecting the Company's licensed and owned intellectual property, and for bringing new ideas to commercialization. Duro Solutions Canada is the parent company of Bruden Steaming and Vac Truck Services Ltd., an acquisition that is expected to be completed May 31, 2002.

On January 18, 2002, the Company initiated the purchase of Bruden Steaming and Vac Truck Services Ltd. ("Bruden"). The acquisition is expected to close on May 31, 2002. Bruden has shown considerable revenue and asset growth in the past year of operations and is expected to maintain and increase revenues as operations continue with a growing client base in a variety of markets. The profitable company is actively involved in the business of collecting and transporting oil sludge for the Alberta oil and gas industry, among other profitable services to that industry. The Company is also in the business of hauling heavy equipment for a variety of industries, and providing a range of services to Alberta's agricultural, transportation, manufacturing and food services industries. Bruden has a fleet of industrial steaming trucks, vacuum trucks and an 18-wheeler tractor-trailer. These industrial vehicles and staff are available for operations 24-hours a day, 7-days a week, 365-days a year. The Company intends to continue the already established operations of Bruden and, in addition, intends to use the waste collected by Bruden, including oil sludge's, as an input material for the gasification and enzyme producing technologies. Oil sludge's are considered to be a waste product of the oil and gas industry, which actively seeks services to dispose of the material. The Company does not anticipate that it will need to provide any capital expenditures in connection with the operation of Bruden's business.

                            DURO ENZYME PRODUCTS INC

Dennis Branconnier is the president of Bruden. He is the cousin of Dean Branconnier and Chad Burback, both officers and directors of the Company.These three individuals are the nephews of the individual considered by the SEC to possibly be the founder of the Company. The individual is the principal of 529473 B.C. Ltd. All four members of the Board of Directors of the Company approved the purchase of Bruden by the Company. The transaction is structured as an acquisition of all of Bruden's outstanding stock by Duro Solutions Canada. The consideration for the transaction is the issuance of 60,000,000 shares (post 20 - 1 forward split) of the Company's common stock to Bruden's shareholders.

The resignation of action CFO, David Kirske, was announced March 11, 2002. Mr. Kirske has stayed available to assist the Company during the transition period.

On March 19, 2002, the company announced two new appointments to the Company's Board of Directors. Mr. James C. Florio was unanimously appointed to CEO and Chairman of the Company. Mr. Florio has the experience and know-how to guide and advise the Company in its ambitious mandate of aggressive acquisition of environmental companies, technologies, and permitted waste management facilities, and profitable implementation of proprietary gasification and stable enzyme technologies. Coterminous to Mr. Florio's appointment, the Board accepted the resignation of Robert Jackman as President and Director of Duro Enzyme Products Inc. and Duro Enzyme Solutions Inc.

The second appointment was Mr. Perry Smith, a director of the Company who was unanimously appointed to President of Duro Enzyme Products Inc. and Duro Enzyme Solutions Inc. Canada. Mr. Smith brings an extensive background in the design, building, commissioning and operation of a wide variety of environmental industrial systems. Mr. Smith has the experience and know-how to build and operate the Company's gasification and stable enzyme manufacture and production facilities, as well as provide the leadership and innovation to drive corporate growth, optimize plant performance, and chart long-term success for the Company.

On April 16, 2002, the company announced that Duro Solution USA signed a Definitive Agreement with APC Export, Inc. ("APC"), an Anchorage, Alaska-based company, to launch a new Limited Liability Corporation, to be owned 50% by Duro Solutions USA and 50% by APC. The company is moving forward with the LLC in Alaska based on the Definitive Agreement that states, "Duro Solutions USA will provide the financing for all transportation costs incurred in the acquisition and delivery of one load of pure Alaska humus to the designated barge in Alaska for transport to port of choice of Alaska LLC." The Company has moved forward with the sourcing of barge companies in the Seattle area, and has found that there are many barges that regularly return from Alaska empty. Due to these empty backhauls, the Company will realize a savings of over 30% on the cost of the freight of the humus over what was previously represented by APC, and will have the ability to get these loads as frequently as required. The company has sent letters to APC to inform them that the Company is ready to bring up the barge to the Seward port in Alaska, to be loaded by APC with the humus as per the agreement. The Company has also made contacts and made tentative arrangements for the storage and processing of the pure Alaskan humus in the Seattle area. The Company has already begun marketing the humus and anticipates a second load to follow shortly thereafter.

                            DURO ENZYME PRODUCTS INC

The Company is in the process of finalizing a joint venture partnership with Petruzzo Products Inc. ("PPI"). PPI has all required permits, the land, the facilities, and the gasification technologies invented by Ralph Petruzzo, owner of PPI, that will be combined with the Company's licensed enzyme technologies to launch an LLC with Duro Solutions USA. Municipalities and industry will pay the LLC to collect and receive municipal sludge's and other bio-solids such as pulp and paper wastes. The LLC will treat and process these wastes, while cost effectively controlling processing odors via gasification, a technology that produces energy without producing harmful emissions. The company will use the energy it generates for its own operations, and will sell excess to other industrial clients as well as the local power grid. The LLC will apply its licensed enzyme technologies to input materials and generate revenue through the sale of stable enzymes to established markets worldwide. Duro Solutions USA will provide the necessary financing and marketing expertise to launch the LLC's showcase facility for municipal sludge processing, enzyme production, and gasification, already being upgraded on PPI property in New York, and market other such facilities globally.

PPI has been in profitable operation since 1971 with facilities located on approximately 79 industrial zoned acres in New York State. The company has grown from New England's oldest bark mulch manufacturer into a multi-faceted enterprise that provides products and services including transportation, hauling, heavy equipment moving, equipment rental, and yard waste disposal, as well as bulk soil products including humus, top soil, wood chips, and spruce bark mulch to a market of more than 70-million consumers. The company receives and collects materials from pulp and paper by-products to farm wastes to sludge's, and processes these materials into valuable end products. PPI has more than 20 Beneficial Use Determinations (BUD's), special permits that support the conversion of waste materials into marketable products such as top soils, bedding materials, and humus. PPI is also in possession of key permits for handling wastewater sludge's, paper sludge's, yard wastes, and wood chips.

                               PLAN OF OPERATIONS

Over the next year the Company plans to apply licensed, environmentally friendly technologies, and continue to pursue acquisitions of environmentally friendly technologies, facilities, and profitable businesses, as well as joint ventures with revenue producing, cash positive companies. The Company will vend in its expertise in management to each joint venture and acquisition, while maintaining and enhancing the existing revenue streams. The enzyme and gasification technologies will be available to be incorporated into these ventures and acquisitions where applicable, to further enhance the revenues and profitability.

Bruden will continue its already profitable operations in the Albertan oil and gas industry as well as other industries including agriculture, food services, transportation, and manufacturing. As demand dictates and opportunities for growth are analyzed, the Company will consider fleet expansions as well as product and service development for Bruden. The Company intends to apply its licensed stable enzyme technologies and gasification to the oil sludge's and other waste materials collected by Bruden. The gasification of these materials is expected to generate the energy for the Company's local operations. Excess energy generated will be considered for sale to other industrial clients or the local power grid.

                            DURO ENZYME PRODUCTS INC

Duro Solutions USA and APC Export Inc. will form an LLC that will be equally owned by both companies. The Company is projecting that the revenues and profits realized on the first barge load of Alaskan humus, as discussed previously, will be more than sufficient to launch off the business plan of the LLC and finance the regular transportation of bulk, pure Alaskan humus, to be marketed globally by the LLC. As demand dictates, the Company will consider additional product and service developments for the LLC, as well as the acquisition or construction of facilities for development and production of additional humus product lines. The LLC will be named Alaska Humus Products LLC.

The Company is currently finalizing a joint venture partnership with Petruzzo Products Inc. ("PPI") a privately-owned, New York-based company. The joint venture will involve the launching of a Limited Liability Corporation to be owned 50% by Duro Solutions USA and PPI, which will profitably handle municipal sludge. The Company anticipates gaining a significant share of the multi-billion dollar North American sludge market, and the trillion dollar sludge markets worldwide. The LLC will be named Duro Solutions New York LLC.

Operating  Costs  and  Expenses
-------------------------------

The Company incurred operating expenses of $779,867 during the six month period ended March 31, 2002, which was an increase of $576,544 over operating expenses of $203,323 incurred by the Company during the six-month period ended March 31, 2001. The increased operating expenses resulted from an increase in consulting fees, professional fees, office costs and research costs due to increasing business activity and increasing research activity.

Overall, the total expenses of the company increased as a result of the business and technology advancement within the company, during this period.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company has made a material commitment for the cost of transportation of one barge load of pure, bulk Alaskan humus from Alaska to a US west coast port, to be marketed and sold to established markets throughout North America by an LLC owned 50% by the Company.

As of March 31, 2002 the Company has a net stockholders' deficit of $2,852,924, with accumulated losses during the development stage of $2,636,710, including a loss of $669,016 during the quarter. The current working capital deficit is $912,856 compared with a working capital deficit of $83,316 for the period ended March 31, 2001. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. In addition, there can be no guarantee that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company, or at all.

Under the terms of the License Agreement, the Company has made a US$2,500,000 promissory note bearing interest at a rate of 5% per annum to 529473 B.C. Ltd., owned by the Founder who is beneficiary of agreements and arrangements between the Company and 529473 B.C. Ltd. The obligation to make payments on the promissory note does not commence until the Company begins selling stable enzymes. At that time, the Company is obligated to pay, within five years, the

                            DURO ENZYME PRODUCTS INC

principal amount and any accrued interest. Interest will continue to accrue throughout the term of the note. Royalty payments equal to 2.5% of gross revenue generated by the Company from use of the licensed technologies, will be paid by the Company on a quarterly basis to 529473 B.C. Ltd. Further developments of the technologies by the Company are to be owned by 529473 B.C. Ltd. and licensed to Duro Solutions USA.

On September 21, 2000, the Company endorsed Research and Development Services Agreements with 529473 B.C. Ltd. to retain the British Columbia company's expertise and services for research, development, design, and related consultations, with the purpose and intent of further developing the Company's technologies and further developing applications of the technologies for worldwide application. 529473 B.C. Ltd. charges a consulting fee at a standard rate, established by the consultants, and charges an additional 15% on incurred costs as an administrative, overhead and handling charge. The initial term of the Agreements dated is five consecutive years, with all successive renewals effective automatically with the lapse of the current term.

529473 B.C. Ltd. is owed $2,690,068 under the aforementioned note payable with annual interest of 5% per annum as of March 31, 2002. 529473 B.C. Ltd. has provided the Company with short-term loans totaling $232,604 at year-end.

Consulting fees $192,532 were outstanding and unpaid as of March 31, 2002. Eleven (11) companies, owned or controlled by creditors and/or shareholders, provided consulting services, expertise, and knowledge to the Company during the period.

Rent of $88,478, which is owed to Brampton Holdings Ltd., has accrued for office space and furnishings. Brampton is owned by Sharon Branconnier and Jolene Fuller, wife and daughter, respectively, of an individual considered by the SEC to possibly be the founder of the Company.

Rent of $39,697, which is owed to Sanclair Holdings Ltd., has accrued on research and development facilities. Sharon Branconnier is the owner of Sanclair and wife to the possible founder of the Company.

On January 1, 2002, the Company entered into a 36-month Technology, Operations, Maintenance, Research & Development, Engineering and Training consulting contract with Earthscape Maintenance Inc., a company owned by Jolene Fuller and Fred Fuller, daughter and son-in-law of the Founder. Under this contact, Earthscape Maintenance has earned fees of $189,033 to March 31, 2002.

While the Company organized its in-house office, administration, and accounting department, it entered into a 4-month Office, Accounting & Administration contract with Brampton Holdings Ltd., owned by Sharon Branconnier and Jolene Fuller, wife and daughter, respectively, of the individual considered by the SEC to be the possible founder of the Company. Brampton Holdings earned fees of $94,516 to March 31, 2002.

                            DURO ENZYME PRODUCTS INC

Under the SEC's rules, Mr. Rene Branconnier and Dr. Robert Jackman (The Former President) may be considered promoters or founders of Duro Enzymes Private and, following the October 16, 2000, voluntary share exchange, the Company. Dr. Robert Jackman owns 30,000,000 (post-split 20-1) shares of the Company and during 2001 provided consulting services to the Company through FL Tech Inc. Mr. Rene Branconnier owns 15,000,000 (post split 20-1) shares of the Company and during 2001 provided consulting services to the Company through 529473 B.C. Ltd. for which $24,000 was accrued. The Company's Board of Directors approved agreements between 529473 B.C. Ltd., the Company, and its subsidiaries. The Founder owns 529473 B.C. Ltd. and is accordingly beneficiary of agreements and arrangements between it and the Company. FL Tech, a company controlled by Dr. Robert Jackman, performed consulting work for 529473 B.C. Ltd.

The Company does not anticipate that it will need to provide any capital resources to Bruden to continue its operations nor does the Company plan any capital expenditures in connection with the operation of Bruden's business. For the venture with APC Export Inc., the Company will be required to provide the capital to its subsidiary, Duro Enzyme Solutions USA, for one barge load of bulk, pure Alaskan humus from Alaska to a US west coast port. Proceeds from the marketing and sale of the humus are expected to be sufficient to launch the venture's business plan and not require additional capital input by the Company. To augment the additional planned growth of the business, the Company will raise funds through either debt or equity financing.

The current business plan proposes significant growth and therefore significant increases in spending when compared to historical expenditures. The Company will be required to continue obtaining short-term borrowing and will need to raise capital through equity financing as current balances and cash flows from existing operations will not be sufficient to meet present and future growth strategies and related working capital and capital expenditure requirements. A portion of the funds will be needed to grow the business through acquisitions of other profitable businesses, environmentally friendly technologies, and facilities.

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

                            DURO ENZYME PRODUCTS INC

                         PART II.     OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
----------------------------

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

                            DURO ENZYME PRODUCTS INC

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
---------------------------------------------------------

On February 6, 2002, the Board of Directors of the Company declared a 20 - for - 1 stock split of the Company's outstanding shares of common stock and a simultaneous increase in the authorized common stock of the Company from 160,000,000 shares to 3,200,000,000 shares. The stock split entitled each stock holder of record at the close of business on March 4, 2002 to receive nineteen
(19) additional shares of common stock for every one share owned. The additional shares were distributed by the Company's transfer agent on March 8, 2002.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
--------------------------------------------

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

None.

ITEM  5.  OTHER  INFORMATION
----------------------------

On January 18, 2002, the Company agreed to purchase Bruden Steaming and Vac Truck Services Ltd. ("Bruden"). The acquisition is anticipated to close on May 31, 2002. The transaction is structured as an acquisition of all of Bruden's outstanding stock by Duro Enzyme Solutions Inc. Canada. The consideration for the transaction is the issuance of 60,000,000 shares of the Company's common stock to Bruden's shareholders. The Company plans to file a report on Form 8-K disclosing the transaction within the prescribed time period from the closing date.

On January 30, 2002, the companies Board of Directors appointed Perry Smith as a Director of the company. Further on March 18, 2002 the companies Board of Directors appointed Perry Smith as President of Duro Enzyme Products Inc.

On March 11, 2002, the company announced the resignation of acting CFO, David Kirske. Mr. Kirske will be available to assist the Company during this transition period.

On March 18, 2002, the companies Board of Directors accepted the resignation of Robert Jackman as President and Director of Duro Enzyme Products Inc. and Duro Enzyme Solutions Inc.

On March 18, 2002, the companies Board of Directors appointed James C. Florio as Chairman of the Board of Directors, and Chief Executive Officer of Duro Enzyme Products Inc for a one-year term.

                            DURO ENZYME PRODUCTS INC

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------


Exhibits
--------

Exhibit
Number     Description
-------    -----------

15.1       Letter on unaudited interim financial information


REPORTS  ON  FORM  8-K
----------------------

No reports on Form 8-K were filed with the SEC by the Company during the three-month period ended March 31, 2002.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              DURO  ENZYME  PRODUCTS  INC.


DATE:      May  14,  2002                     /s/"Perry  Smith"
          ----------------                    --------------------------
                                              Name:  Perry  Smith
                                              Title:  President