Form 10QSB
period 2002-06-30
DURO ENZYME PRODUCTS INC
filed 2002-08-14
CIK 1040227

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2002
                                -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ------------

Commission File Number:        0-30096
                        --------------------


                           DURO ENZYME PRODUCTS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                               77-0454933
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                              20436 FRASER HIGHWAY
                               LANGLEY, BC V3A 4G2
                               -------------------
                     (Address of principal executive offices)


                                 (604) 514 3044
                  -----------------------------------------------
                 (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to  such  filing  requirements  for  the  past  90  days.  Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of Aug 12, 2002, 717,778,000 shares of common stock, par value $0.001 were issued and outstanding.

Transitional Small Business Disclosure Format (Check  One):  Yes [ ]   No  [X]

                            DURO ENZYME PRODUCTS INC


                                TABLE OF CONTENTS


                                                                             Page
                                                                             ----
PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . .     3

    Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . .     3

          Independent Accountant's Report Dated Aug 12, 2002. . . . . . . .     3

          Balance Sheets as of June 30, 2002,
          June 30, 2001, and June 30, 2000 (unaudited). . . . . . . . . . .     4

          Statement of Operations for the nine months ended June 30, 2002,
          June 30, 2001, and June 30, 2000 (unaudited). . . . . . . . . . .     5

          Statement of Shareholders equity for the nine months ended
          June 30, 2002, 2001, and 2000 (unaudited) . . . . . . . . . . . .     6

          Statements of Cash Flows for the nine months ended
          June  30, 2002, 2001 and 2000 (unaudited) . . . . . . . . . . . .     7

          Notes to Financial Statements (unaudited) . . . . . . . . . . . .     8

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . . . . . . .    18

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .    26

    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .    26

    Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . .    27

    Item 3.  Defaults upon Senior Securities. . . . . . . . . . . . . . . .    27

    Item 4. Submission of Matters to a Vote of Security Holders . . . . . .    27

    Item 5. Other information . . . . . . . . . . . . . . . . . . . . . . .    27

    Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .    28

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

                            DURO ENZYME PRODUCTS INC

                        (INDEPENDENT ACCOUNTANT'S REPORT)
                        ---------------------------------



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
Duro Enzyme Products, Inc.
Langley, British Columbia

                        INDEPENDENT ACCOUNTANT'S REPORT


I have reviewed the accompanying consolidated balance sheets of Duro Enzyme Products, Inc and its subsidiaries as of June 30, 2002, 2001 and 2000 and the related statement of operations stockholders' equity and the statement of cash flows for the nine months then ended. All information included in these financial statements is the representation of the management of Duro Enzyme Products, Inc.

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


                                        /s/  Hawkins  Accounting

                                        Hawkins  Accounting



August 13, 2002

                       DURO ENZYME PRODUCTS, INCORPORATED
                              (FORMERLY HOME WEB)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                          June 31, 2002, 2001 and 2000


ASSETS
                                                            2002          2001          2000
                                                        ------------  ------------  ------------
Current assets
  Cash in bank                                          $     1,905   $    11,946   $       (50)
  Trade receivable                                          101,327             0             0
  Non-trade receivable                                       47,994           864         1,450
  Prepaid expenses                                              965        23,210             0
  Deferred tax benefit                                       27,175             0             0
                                                        ------------  ------------  ------------
    Total current assets                                    179,366        36,020         1,400
Equipment
  Coolers and equipment                                       1,517             0        40,308
  Vehicles                                                  526,158
  Office equipment                                                0             0         9,841
                                                        ------------  ------------  ------------
                                                            527,675             0        50,149
  Accumulated depreciation                                  (79,321)            0        (9,288)
                                                        ------------  ------------  ------------
    Total equipment                                         448,354             0        40,861
Other assets
  Trade name                                                      0             0        11,000
  Goodwill                                                3,104,488             0             0
  Investment inaffiliate                                     12,922             0             0
  Licenses (net)                                          2,062,500     2,312,500
                                                        ------------  ------------  ------------
    Total other assets                                    5,179,910     2,312,500        11,000
                                                        ------------  ------------  ------------
TOTAL ASSETS                                            $ 5,807,630   $ 2,348,520   $    53,261
                                                        ============  ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and fees                             $ 1,417,221   $   126,221   $    17,073
  California Franchise Tax payable                                0             0         2,262
  Short term notes                                          915,600             0         5,054
                                                        ------------  ------------  ------------
    Total current liabilities                             2,332,821       126,221        24,389

Long term debt                                            2,721,231     2,593,493             0
                                                        ------------  ------------  ------------
TOTAL LIABILITIES                                         5,054,052     2,719,714        24,389
Shareholders' equity
  Preferred stock, 40,000,000 shares authorized $.001
    par value, 0 shares outstanding                               0             0             0
  Common stock, 3,200,000,000 authorized, $.001 par
  value, 717,528,000 outstanding                             87,757        27,507        27,507
  Paid in capital                                         4,302,243     1,347,493     1,347,493
  Deficit accumulated during development stage           (3,636,422)   (1,746,194)   (1,346,128)
                                                        ------------  ------------  ------------
    Total shareholders' equity                              753,578      (371,194)       28,872
                                                        ------------  ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 5,807,630   $ 2,348,520   $    53,261
                                                        ============  ============  ============

    The accompanying notes are an integral part of the financial statements

                       DURO ENZYME PRODUCTS, INCORPORATED
                              (FORMERLY HOME WEB)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
          For the Nine month period ended June 30, 2002, 2001 and 2000


                                                                                     Deficit
                                                                                   Accumulated
                                                                                     During
                                                                                   Development
                                         2002           2001           2000           Stage
                                     -------------  -------------  -------------  -------------
Sales                                $     35,302   $          0   $          0   $     54,189
Cost of Sales                              22,505              0              0         37,596
                                     -------------  -------------  -------------
Gross Margin                               12,797              0              0         16,593
Expenses
  Advertising                                 123                             0            979
  Amortization                                  0              0              0        251,584
  Bad Debt                                      0          1,450              0              0
  Consulting and professional fees        454,753         73,962              0        664,284
  Equipment rental                              0                             0          2,339
  Depreciation                            191,842        187,500          1,321        201,130
  Licenses and taxes                          600                             0            970
  Office help                                                                 0         12,432
  Office Rental and Administration        400,013          4,057             53        406,240
  Investor communication                   56,051          3,065              0         61,757
  Travel, meals and entertainment           1,944                             0         13,190
  Rent, utilities and telephone           165,835                             0        205,426
  Research and Development                270,282                             0        270,282
  Organization and start up costs                                             0         41,674
  Compensation due stock issuance               0                             0      1,254,500
                                     -------------  -------------  -------------  -------------
    Total expenses                      1,541,443        270,034          1,374      3,386,787
                                     -------------  -------------  -------------  -------------
    (Loss) from operations             (1,528,646)      (270,034)        (1,374)    (3,370,194)
Other income (expense)
  Loss on write off assets                      0        (51,861)             0        (53,361)
  Interest                               (102,611)       (97,163)             0       (237,847)
  Recovery of accounts payable                  0         27,380              0         27,380
  Income tax benefit                        1,600                             0          1,600
  State tax expense                                            0           (800)        (4,000)
                                     -------------  -------------  -------------
    Total other expenses                 (101,011)      (121,644)          (800)      (266,228)
    Net loss                         $ (1,629,657)  $   (391,678)  $     (2,174)  $ (3,636,422)
                                     =============  =============  =============  =============
Adjusted Loss per share
  of common stock                    $      (0.01)  $      (0.01)  $      (0.01)  $      (0.01)
Adjusted Weighted average of
  shares outstanding                  717,778,000    657,528,000    550,140,000    717,528,000
                                     =============  =============  =============  =============

    The accompanying notes are an integral part of the financial statements

                                               DURO ENZYME PRODUCTS INCORPORATED
                                                      (FORMERLY HOME WEB)
                                                  (A Development Stage Company)
                                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                      For the Nine Months ended June 30, 2002, 2001 and 2000

                                                              2,000
                                                              -----

                                                                          Deficit
                                                                        Accumulated
                                       Common stock                        During
                                --------------------------    Paid in    Development
                                   Shares        Amount       Capital      Stage         Total
                                ------------  ------------  ----------  ------------  ----------
Balance,
   October 1, 1999               27,507,000   $    27,507   $1,347,493  $(1,339,996)  $  35,004
February 23, 2000,
 forward stock split              5,369,400
Consolidation of subsidiary                                                  (3,932)     (3,932)
Net loss for the period
   ended June  30, 2000                                                      (2,174)     (2,174)
                                                                        ------------  ----------
                                 32,876,400   $    27,507   $1,347,493  $(1,346,102)  $  28,898
                                ============  ============  ==========  ============  ==========

                                                               2001
                                                               ----

Balance,
   October 1, 2000               32,876,400   $    27,507   $1,347,493  $(1,354,516)  $  20,484

Net loss for the period
   ended June 30, 2001                                                     (391,678)   (391,678)
                                                                        ------------  ----------
                                 32,876,400   $    27,507   $1,347,493  $(1,746,194)  $(371,194)
                                ============  ============  ==========  ============  ==========


                                                               2002
                                                               ----
Balance
   October 1, 2001               32,876,400   $    27,507   $1,347,493  $(2,006,765)  $(631,765)
March 4, 2002,
 forward stock split            624,651,600
pril 19,2002
Issuanse of shares for
 Consulting Fees                    250,000           250       14,750                   15,000
Stock to issue for acquisition   60,000,000        60,000       29,400                3,000,000
  Stock unissued
Net loss for the period
   ended June 30, 2002                                                   (1,629,657) (1,629,657)
                                                                        ------------  ----------
                                717,778,000   $    87,757   $1,391,643  $(3,636,422)  $ 753,578
                                ============  ============  ==========  ============  ==========




    The accompanying notes are an integral part of the financial statements

                                DURO  ENZYME  PRODUCTS  INCORPORATED
                                       (FORMERLY  HOME  WEB)
                                  (A  Development  Stage  Company)
                        CONSOLIDATED  STATEMENT  OF  CASH  FLOWS-INDIRECT  METHOD
                       For the Nine month period ended June 30, 2002, 2001 and 2000


                                                                                                    Cash flows
                                                                                                    Accumulated
                                                                                                      During
                                                                                                    Development
                                                               2002          2001         2000         Stage
                                                           -------------  -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $ (1,629,657)  $ (391,678)  $   (2,174)  $(3,621,422)
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                                 191,842      187,500        1,321       201,130
  Stock issued for services                                      15,000                               1,254,500
  Expensing of organization costs                                                                         2,366
  Increase in accounts payable                                1,306,732      167,226                  1,460,115
  Decrease (Increase) in accounts receivable                   (101,327)         586            0      (102,847)
  Increase in Prepaid Expenses                                  (22,245)      (3,549)           0       (22,245)
  Recovery from accounts payable                                      0            0                          0
  Loss on disposal of assets                                          0        51861                     53,311
  Increase in accrued liabilities                                                  0          800        27,888
                                                           -------------  -----------  -----------  ------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                                   (239,655)      11,946          (53)     (490,345)
INVESTING ACTIVITIES
  Increase in other assets                                       56,061                                  69,427
  Purchase of license                                                 0            0                  2,500,000
  Investment in Subsiduary
  Purchase of equipment                                         527,675                                 577,824
                                                           -------------  -----------  -----------  ------------
NET CASH USED IN INVESTING ACTIVITIES                           583,736                               3,147,251
FINANCING ACTIVITIES
  Sale of common stock                                                             0                    120,000
  Retained earnings of subsidiary                                     0            0                     (3,932)
  Long term debt                                                 66,838    2,593,493                  2,660,331
  Short term notes                                              755,269                                 863,102
                                                           -------------  -----------  -----------  ------------
NET CASH GENERATED FROM FINANCING ACTIVITIES                    822,107    2,593,493            0     3,639,501
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                    (1,284)      11,946          (53)        1,905
Cash and cash equivalents at the beginning of the period          3,189            0            3             0
                                                           -------------  -----------  -----------  ------------
CASH AND CASH EQUIVALENTS AT THE END OF
  THE PERIOD                                               $      1,905   $   11,946   $      (50)  $     1,905
                                                           =============  ===========  ===========  ============

    The accompanying notes are an integral part of the financial statements

                            DURO ENZYME PRODUCTS INC

                              (FORMERLY HOME WEB )
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO THE FINANCIAL STATEMENTS FOR JUNE 30, 2002, 2001 & 2000


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

Name  change  and  accounting  year  change
-------------------------------------------
     The Company was incorporated under the laws of the State of Nevada on September 15, 1995. The Company was originally formed to sell wholesale gourmet and specialty cheese on the Internet. On October 16, 2000, a voluntary share exchange was completed with a private Nevada corporation, Duro Enzymes Products, Inc, in which shares were exchanged one for 28,800,000. As a result of the share exchange, the shareholders of Duro Enzymes Products Inc. became the majority shareholders of the common stock of the Company. The Company's name was formally changed to Duro Enzyme Products, Inc. on February 5, 2001, following a special shareholders' meeting. The accounting year was changed from a December 31 year-end to a September 30 year-end.

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

Principles  of  Consolidation
-----------------------------
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:
          Duro Enzyme Solutions, Inc-Nevada, USA
          Duro Enzyme Solutions, Inc-British Columbia, Canada
          Bruden Steam and Vac Truck Services Ltd. - Alberta, Canada

     All  material  transactions  have  been  eliminated.

                            DURO ENZYME PRODUCTS INC

                              (FORMERLY HOME WEB )
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO THE FINANCIAL STATEMENTS FOR JUNE 30, 2002, 2001 & 2000


NOTE 1 (CON'TD):     SIGNIFICANT  ACCOUNTING  POLICIES
                     ---------------------------------

     The acquisition of Bruden Steaming and Vac Truck Services Ltd. was accounted for by the purchase method of accounting for business combinations.


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

Intangible  and  other  assets
------------------------------
     The cost of purchase of other assets is recorded at the purchase price of the contract and amortized over its useful life not to exceed 10 years using the straight-line method. Amortization cost for period ended June 30, 2002, is $187,500.

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

                            DURO ENZYME PRODUCTS INC

                              (FORMERLY HOME WEB )
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO THE FINANCIAL STATEMENTS FOR JUNE 30, 2002, 2001 & 2000


NOTE 1 (CON'TD):

Comprehensive Income
--------------------
     Generally accepted accounting principles require the inclusion of the statement of Comprehensive Income for certain transactions involving gain or loss on foreign currency transactions. No Statement of Comprehensive Income has been prepared since the activity involving the subsidiary, Duro Enzyme Solution Inc., British Columbia, Canada, is immaterial

NOTE 2:      LOSS  ON  DISPOSAL  OF  ASSETS
             ------------------------------

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

NOTE 4:      RELATED  PARTY  TRANSACTION
             ---------------------------

     A total of $133,501 was accrued in consultant services for the nine months ending June 30, 2002. The total outstanding and unpaid is $283,501. Eleven
     (11) companies, which are owned or controlled by shareholders or creditors of the Company, have provided services and expertise to the Company during this period.

                            DURO ENZYME PRODUCTS INC

                               FORMERLY HOME WEB )
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO THE FINANCIAL STATEMENTS FOR JUNE 30, 2002, 2001 & 2000


     NOTE 4 (CON'T)
     --------------

     During the year ended September 30, 2001, the Company endorsed Research and Development Service Agreements with a company owned by a creditor of the Company. This agreement retains the Founder's company's expertise and services for research, development, design, and related consultations. A consulting fee is charged at a standard rate, established by the consultants. An additional 15% is charged on incurred costs as an administrative, overhead and handling charge. The initial term of the Agreements dated is five consecutive years. All successive renewals effective automatically with the lapse of the current term. The long-term debt owed is also owed to the creditor in the amount of $2,721,231.

     Short-term loans of $110,268 were advanced to the Company by shareholders during the period ending June 30, 2002. The funds were used for operating capital. As a result of the acquisition of Bruden Steam and Vac Truck Service Ltd., $572,728 of the outstanding loans were advanced from shareholders. As of June 30, 2002, a total of $915,600 is outstanding on short-term loans advanced to the Company.

     The Company has two 5-year leases for facilities. One lease is for office space and furnishings. This lease has accrued rent at the end of June 30, 2002, of $132,882. The other lease is for Research space. It has accrued rent at the end of June 30, 2002, of $80,239. Both leases are held by shareholders of the Company, who own the premises.

     The Company also has a two year lease for office space for a subsidiary in Alberta, Canada.

     The Company has accrued fees of $382,092 to June 30, 2002 for a 36-month Technology, Operations, Maintenance, Research & Development, Engineering and Training consulting contract with a company owned by shareholders. The contract was entered into on January 1, 2002.

     The Company has accrued fees of $126,692 to June 30, 2002, for a 4-month Office, Accounting & Administration contract with a company owned by shareholders who own less than 5% of DEPI authorized and issued shares. The Company entered into the contract for the period of time necessary to prepare its in-house office, accounting, an administrative department. The duration of the contact was from January 1, 2002, to April 30, 2002.
     The Company issued 250,000 common shared to a director of the Company, which were paid by a reduction of Consulting Fees of $15,000.

     During the period ending September 30, 2000, an affiliated company advanced the Company $20,908. This money was used to pay off the accounts payable as of June 30,

                            DURO ENZYME PRODUCTS INC

                              (FORMERLY HOME WEB )
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO THE FINANCIAL STATEMENTS FOR JUNE 30, 2002, 2001 & 2000

     2000. For the period ended December 31, 1999, the Company paid a total of $5,400 in rent and consulting fees per an agreement with the affiliate.


NOTE 5:      INCOME  TAXES
             -------------

     The benefit for income taxes from operations consisted of the following components: a) current tax benefit of $234,000 for June 30, 2002 resulting from a net loss before income taxes, and deferred tax expenses of $234,000 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carry forward will expire in 2013.

     b) current tax benefit of $27,175 for June 30, 2002 resulting from net loss before income taxes in Bruden Steam and Vac Truck Services

     The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

     No provision is being made for state income tax for the Quarter ending June 30, 2002 since all operations were moved to Canada. In prior years the operations were in California and California Franchise taxes were applicable.

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

                            DURO ENZYME PRODUCTS INC

                              (FORMERLY HOME WEB )
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO THE FINANCIAL STATEMENTS FOR JUNE 30, 2002, 2001 & 2000


NOTE 6 (CONT'D):

     On  February  6,  2002,  the  Company  declared a 20 - for - 1 stock split.
     Shareholders of record on March 4, 2002 received 19 additional shares of common stock for every share owned. The additional shares were distributed by the Company's transfer agent on March 8, 2002. The Company's shares have been quoted on a post- split basis since Monday, March 11, 2002.

     On April 19, 2002 the Company issued 250,000 shares of common stock to a director. The shares where paid for by a reduction of $15,000 in consultant fees owed.

     On May 29, 2002 the company closed its acquisition of Bruden Steam and Vac Truck Services in exchange for all the shares of Bruden. The company is to issue 60,000,000 common shares to the shareholder of Bruden Steam and Vac Truck Services Ltd.


NOTE 7:      FIXED  ASSETS
             -------------

                                 2002     2001     2000
                               ---------  -----  --------

     Equipment                 $  1,517   $   0  $40,308
     Office equipment                 0       0    9,841
     Vehicles                   526,158       0        0
                               ---------  -----  --------
     Total fixed assets         527,675       0   40,308
     Accumulated depreciation   (79,321)      0   (9,288)
                               ---------  -----  --------
     Total net fixed assets    $448,354       0   $40,861
                               =========  =====  ========

     For the nine months ending June 30 depreciation was $4,342, $0 and $1,321 respectively.

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

                            DURO ENZYME PRODUCTS INC

                              (FORMERLY HOME WEB )
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO THE FINANCIAL STATEMENTS FOR JUNE 30, 2002, 2001 & 2000


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

                                             For the Nine Months Ended 2000
                                        ----------------------------------------
                                           Income        Shares       Per-Share
                                        (Numerator)   (Denominator)    Amount
                                        ------------  -------------  -----------
     Income from continuing operations
     available to common stockholders
     basic earnings per share           $    (2,714)    600,490,420  $     (.01)
                                                                     ===========

                                               For the Nine Months Ended 2001
                                         ----------------------------------------
                                            Income        Shares       Per-Share
                                         (Numerator)   (Denominator)    Amount
                                         ------------  -------------  -----------
     Income from continuing operations
     available to common stockholders
     basic earnings per share             $(391,678)    657,528,000   $     (.01)
                                                                      ===========

                                               For the Nine Months Ended 2002
                                         ----------------------------------------
                                           Income         Shares       Per-Share
                                         (Numerator)   (Denominator)    Amount
                                         ------------  -------------  -----------
     Income from continuing operations
     available to common stockholders
     basic earnings per share            $(1,614,657)    717,528,000  $     (.01)
                                                                      ===========


NOTE 10:     LEASES
             ------

     The Company has two five-year leases, one for office space and furnishings and the other for research facilities. A total of $84,946 was charged to rent expense under these leases during the quarter ending June 30, 2002. These leases are recorded as an operating lease and the amounts paid are charged to expense. The Company has three successive five year renewal options for each lease. It is expected in the ordinary course of business that the Company will renew both leases at the present locations.

                            DURO ENZYME PRODUCTS INC

                              (FORMERLY HOME WEB )
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO THE FINANCIAL STATEMENTS FOR JUNE 30, 2002, 2001 & 2000

     The Company is committed under its leases to December 31, 2006. Future minimum annual lease payments are due as follows:


     Year             Amount
     ----            --------

     2003            $356,129
     2004            $356,129
     2005            $344,156
     2006            $ 85,161



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


NOTE 12:     ACQUISITION
             -----------

     On May 29, 2002 the Company acquired all of the outstanding shares of a private company, Bruden Steaming and Vac Truck Services Ltd. ("Bruden"). The results of Bruden's operations have been included in the consolidated financial statements since that date. Bruden is a well-established industrial, commercial, agricultural, and environmental services company with its operations based in Rocky Mountain House, Alberta, Canada. This will give the Company an opportunity to break into the market of the oil and gas industry to further expand its market of the enzymes.

     The aggregate purchase price was 60,000,000 shares of common stock of the Company. The value of the 60,000,000 common shares issued was determined based on the average market price of Duro's common shares over a 2-day period before and after the date of the acquisition.

                            DURO ENZYME PRODUCTS INC

                              (FORMERLY HOME WEB )
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO THE FINANCIAL STATEMENTS FOR JUNE 30, 2002, 2001 & 2000

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. Duro is in the process of valuing goodwill, thus the allocation of the purchase price is subject to refinement.


     Current assets             $  101,142
     Fixed assets                  443,313
     Goodwill                    3,353,506
                                -----------
     Total assets acquired       3,897,961
     Current liabilities          (165,415)
     Long term debt               (561,516)
                                -----------
     Total liabilities assumed    (897,961)
     Net assets acquired        $3,000,000
                                ===========
NOTE 13:  SEGMENT  INFORMATION
          --------------------

          All revenue for the nine months ending June 30, 2002 was derived from Bruden.

NOTE 14:  THREE  MONTHS  INTERIM  FINANCIAL  INFORMATION
          ----------------------------------------------

                       Three months ending June 30
          -----------------------------------------------
                             2002       2001       2000
                          ----------  ---------  --------

          Revenue         $  35,302   $      0   $     0
          Cost of Sales      22,505          0         0
                          ----------  ---------  --------
          Gross Margin       12,797          0         0
          Expenses          746,576     66,711     1,303
                          ----------  ---------  --------
          (Loss) from
            operations     (733,779)   (66,711)   (1,303)
          Other income
           (expense)        (38,651)   (31,098)        0
                          ----------  ---------  --------
          Net (Loss)      $(772,430)  $(97,809)  $(1,303)
                          ==========  =========  ========
          EPS             $   (0.01)  $  (0.01)  $ (1.01)
                          ==========  =========  ========

NOTE 15:  GOING  CONCERN
          --------------

     As of June 30, 2002, the Company had net losses from operating activities, which raise substantial doubt about its ability to continue as a going concern.

     The Company plans to raise funds through equity securities, through debt issuance, through the generation of revenue and achieving profitable

                            DURO ENZYME PRODUCTS INC

     operations. It will also continue to pursue acquisitions and joint ventures, such as Bruden Steaming & Vac Truck Services Ltd., to strengthen both its balance sheet and cash-flow. It further plans to continue its research and development of its products and to begin production during the next fiscal year.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

                                    OVERVIEW

Duro Enzyme Products Inc. (the "Company") is a Nevada corporation, incorporated on September 15, 1995. The Company has progressed significantly from the development stage as reported in the Form 10-QSB, June 30, 02.

The Company is in the process of completing the acquisition of a revenue generating, Alberta-based company with established, profitable operations in the oil and gas industry as well as other markets. The acquisition was completed on May 29, 2002. This acquisition is the concrete step that will enable the Company to apply its licensed stable enzyme technology and gasification to generate revenue that will fund the Company's plan for global growth in multiple markets.

The Company has entered into joint venture partnership on April 16,2002 with a complementary enterprise to launch a Limited Liability Corporation ("LLC") that will generate revenue from the marketing and sale of pure Alaskan Humus. Revenue from this venture will be used to fund the Company's business plan. The Company has fulfilled their end of the agreement and has arranged for a barge to transport the humus soil at a more economical rate than was previously stated to the Company. The Company has also been working on setting up the marketing of the humus product worldwide. The Company has sent letters to inform APC Exports that the barge is ready to pick up the Humus in Alaska, and to bring it to the Seattle area. APC Exports has indicated to the company that they do not acknowledge that there is an agreement in place. The Company has obtained a legal opinion that the Agreement is a binding agreement that was done in good faith by both parties. It has become apparent to the Company that APC is looking for financing for their company to carry on with their business, while not acknowledging the agreement with the

                            DURO ENZYME PRODUCTS INC


Company. If this is the case the Company will be forced to use take legal action to defend their position. The Company still wants to move forward with this endeavor.

The Company has also finalized on May 15, 2002 a joint venture partnership, to launch an LLC, with a cash positive, 35-year old New York environmental business that has proven, profitable gasification technologies, facilities, permits, land, expertise, and contacts that will enable the Company to apply its enzyme technologies to sewage sludge and other bio-solids such as pulp and paper sludge, and use gasification to control odors and generate energy for operations and for sale. Revenue from this venture will be used to fund the Company's business plan.

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

                              STATUS OF OPERATIONS

The Company has two wholly owned subsidiaries, one of which has a wholly owned subsidiary:

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

     Duro Enzyme Solutions Inc. ("Duro Solutions Canada"), a Canadian corporation, will be responsible for carrying out and managing corporate research and new product development, for protecting the Company's licensed and owned intellectual property, and for bringing new ideas to commercialization. Duro Solutions Canada is the parent company of Bruden Steaming and Vac Truck Services Ltd., an acquisition that was completed on May 29, 2002.

On January 18, 2002, the Company initiated the purchase of Bruden Steaming and Vac Truck Services Ltd. ("Bruden"). The acquisition closed on May 29, 2002.
Bruden is expected to maintain and increase revenues as operations continue with a growing client base in a variety of markets. The profitable company is actively involved in the business of collecting and transporting oil sludge for the Alberta oil and gas industry, among other profitable services to that industry. The Company is also in the business of hauling heavy equipment for a variety of industries, and providing a range of services to Alberta's agricultural, transportation, manufacturing and food services industries. Bruden has a fleet of industrial steaming trucks, vacuum trucks and an 18-wheeler tractor-trailer. These industrial vehicles and staff are available for operations 24-hours a day, 7-days a week, 365-days a year. The Company intends to continue the already established operations of Bruden and, in addition, intends to use the waste collected by Bruden, including oil sludge's,

                            DURO ENZYME PRODUCTS INC


as an input material for the gasification and enzyme producing technologies. Oil sludge's are considered to be a waste product of the oil and gas industry, which actively seeks services to dispose of the material. The Company does not anticipate that it will need to provide any capital expenditures in connection with the operation of Bruden's business.

Dennis Branconnier is the president of Bruden. He is the cousin of Dean Branconnier and Chad Burback, both officers and directors of the Company. These three individuals are the nephews of the individual considered by the SEC to possibly be the founder of the Company. The individual is the principal of 529473 B.C. Ltd. All four members of the Board of Directors of the Company approved the purchase of Bruden by the Company. The transaction is structured as an acquisition of all of Bruden's outstanding stock by Duro Solutions Canada. The consideration for the transaction is the issuance of 60,000,000 shares (post 20 - 1 forward split) of the Company's common stock to Bruden's shareholders.

The resignation of CFO, David Kirske, was announced March 11, 2002. Mr. Kirske has remained available to assist the Company during the transition period.

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

                            DURO ENZYME PRODUCTS INC


the agreement. The Company has also made contacts and made tentative arrangements for the storage and processing of the pure Alaskan humus in the Seattle area. The Company has already begun marketing the humus and anticipates a second load to follow shortly thereafter.

The Company has fulfilled their end of the agreement and has arranged for a barge to transport the humus soil at a more economical rate than was previously stated to the Company. The Company has also been working on setting up the marketing of the humus product worldwide. The Company has sent letters to inform APC Exports that the barge is ready to pick up the Humus in Alaska, and to bring it to the Seattle area. APC Exports has indicated to the company that they do not acknowledge that there is an agreement in place. The Company has obtained a legal opinion that the Agreement is a binding agreement that was done in good faith by both parties. It has become apparent to the Company that APC is looking for financing for their company to carry on with their business, while not acknowledging the agreement with the Company. If this is the case the Company will be forced to use take legal action to defend their position. The Company still wants to move forward with this endeavor.

On May 15th, 2002 the Company announced that it has signed a definitive agreement on a joint venture partnership with Petruzzo Products Inc. ("PPI"). PPI has all required permits, the land, the facilities, and the gasification technologies invented by Ralph Petruzzo, owner of PPI, that will be combined with the Company's licensed enzyme technologies to launch an LLC with Duro
Solutions USA. Municipalities and industry will pay the LLC to collect and receive municipal sludge's and other bio-solids such as pulp and paper wastes. The LLC will treat and process these wastes, while cost effectively controlling processing odors via gasification, a technology that produces energy without producing harmful emissions. The company will use the energy it generates for its own operations, and will sell excess to other industrial clients as well as the local power grid. The LLC will apply its licensed enzyme technologies to input materials and generate revenue through the sale of stable enzymes to established markets worldwide. Duro Solutions USA will provide the necessary financing and marketing expertise to launch the LLC's showcase facility for municipal sludge processing, enzyme production, and gasification, already being upgraded on PPI property in New York, and market other such facilities globally.

PPI has been in operation since 1971 with facilities located on approximately 79 industrial zoned acres in New York State. The company has grown from New England's oldest bark mulch manufacturer into a multi-faceted enterprise that provides products and services including transportation, hauling, heavy equipment moving, equipment rental, and yard waste disposal, as well as bulk soil products including humus, top soil, wood chips, and spruce bark mulch to a market of more than 70-million consumers. The company receives and collects materials from pulp and paper by-products to farm wastes to sludge's, and processes these materials into valuable end products. PPI has more than 20 Beneficial Use Determinations (BUD's), special permits that support the conversion of waste materials into marketable products such as top soils, bedding materials, and humus. PPI is also in possession of key permits for handling wastewater sludge's, paper sludge's, yard wastes, and wood chips.

                            DURO ENZYME PRODUCTS INC

On May 22, 2002 , DEPI announced the appointment of Mr. Ralph Petruzzo to its Board of Directors. Mr. Petruzzo is a successful entrepreneur and inventor with a focus on environmental businesses and technologies that use sludges, and other organic materials, to create high-demand, high-value products. Mr. Petruzzo's proprietary technologies are currently used in paper sludge drying and gasification systems that have been operating profitably in New York State, 24-hours a day, 7-days a week, since 1998. Mr. Petruzzo has guided the growth of Petruzzo Products Inc., a family-owned, US corporation, which has expanded from New England's oldest bark mulch manufacturer into a multi-faceted operation that includes transportation, hauling, equipment rental, and the production of biodegradable products from top soil to humus, animal bedding to kitty litter, and fertilizers to decorative landscaping mulches. Mr. Petruzzo additionally owns and operates J.B.H. Associates Inc., a developing partner in a 3,000-ton per day landfill in Southern California. This landfill is already permitted to receive 400-tons per day of bio-solids, an enormous waste management problem for the State of California and excellent feedstock for enzyme manufacture and gasification. Throughout his career, Ralph Petruzzo has fostered business relationships with a diverse group of individuals in a wide variety of industries and organizations including 20 years with International Paper Company, Evergreen Recycling, the chains of Chase Pitkin Home Centers and Hewitts Garden Stores, Waste Management of New York, Franklin Mushroom Company (the largest mushroom growing facility in North America), Tully Construction (primary contractor to World Trade Centers recovery site), Blue Circle Cement (second largest US cement company), Kirtland Air Force Base of New Mexico, Precision Environmental Services, New England Organics, Wheelabrator Technologies - Bio Gro Division, and numerous municipalities. Mr. Petruzzo also founded and operated Aspen Construction, Inc., of Rockland County, NY, a commercial construction business that completed such notable projects as the world's first and largest Ferrari dealership.

On July 23, 2002 the company announced the unanimous appointment of Larry Gold to the Board of Directors of Duro Enzyme Products Inc. Larry Gold graduated from the University of British Columbia law school in 1973. He was called to the Bar in 1974 and has had a successful career practicing law since that time. During his career as a lawyer to date, Larry has specialized in business law, securities, and in varied areas of litigation. While engaging in the practice of law he has also served as a director of public and private companies as well as a consultant to publicly traded companies. He will bring to the Company a unique understanding of, and ability to negotiate the structure and content of corporate agreements as well as the legal requirements of public companies.



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

                            DURO ENZYME PRODUCTS INC

Bruden will continue its revenue producing operations in the Albertan oil and gas industry as well as other industries including agriculture, food services, industrial, municipal, transportation, and manufacturing. As demand dictates and opportunities for growth are analyzed, the Company will consider fleet expansions as well as product and service development for Bruden. The Company intends to apply its licensed stable enzyme technologies and gasification to the oil sludge's and other waste materials collected by Bruden. The gasification of these materials is expected to generate the energy for the Company's local operations. Excess energy generated will be considered for sale to other industrial clients or the local power grid.

The Company has finalized a joint venture partnership with Petruzzo Products Inc. ("PPI") a privately-owned, New York-based company. The joint venture will involve the launching of a Limited Liability Corporation to be owned 50% by Duro Solutions USA and PPI, which will profitably handle municipal sludge. The Company anticipates gaining a significant share of the multi-billion dollar North American sludge market, and the trillion dollar sludge markets worldwide. The LLC will be named Duro Solutions New York LLC.

Operating  Costs  and  Expenses
-------------------------------

The Company incurred operating expenses of $1,541,443 during the nine month period ended June 30, 2002, which was an increase of $1,271,409 over operating expenses of $270,034 incurred by the Company during the nine-month period ended June 30, 2001. The increased operating expenses resulted from an increase in consulting fees, professional fees, office costs and research costs due to increasing business activity, increasing research activity, and the acquisition of Bruden Steam and Vac Truck Services.

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

As of June 30, 2002 the Company has a net stockholders' deficit of $3,636,422, with accumulated losses during the development stage of $3,636,422 including a loss of $1,629,657 during the quarter. The current working capital deficit is $2,153,455 compared with a working capital deficit of $90,201 for the period ended June 30, 2001. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. In addition, there can be no guarantee that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company, or at all.

                            DURO ENZYME PRODUCTS INC

Under the terms of the License Agreement, the Company has made a US$2,500,000 promissory note bearing interest at a rate of 5% per annum to 529473 B.C. Ltd., owned by an individual considered by the SEC to possibly be the Founder of the company, who is the beneficiary of agreements and arrangements between the Company and 529473 B.C. Ltd. The obligation to make payments on the promissory note does not commence until the Company begins selling stable enzymes. At that time, the Company is obligated to pay, within five years, the principal amount and any accrued interest. Interest will continue to accrue throughout the term of the note. Royalty payments equal to 2.5% of gross revenue generated by the Company from use of the licensed technologies, will be paid by the Company on a quarterly basis to 529473 B.C. Ltd. Further developments of the technologies by the Company are to be owned by 529473 B.C. Ltd. and licensed to Duro Solutions USA.

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

529473 B.C. Ltd. is owed $2,721,231 under the aforementioned note payable with annual interest of 5% per annum as of June 30, 2002. 529473 B.C. Ltd. has provided the Company with short-term loans totaling $342,872 at year-end.

Consulting fees $283,501 were outstanding and unpaid as of June 30, 2002. Eleven
(11) companies, owned or controlled by creditors and/or shareholders, provided consulting services, expertise, and knowledge to the Company during the period.

Rent of $132,882, which is owed to Brampton Holdings Ltd., has accrued for office space and furnishings. Brampton is owned by Sharon Branconnier and Jolene Fuller, wife and daughter, respectively, of an individual considered by the SEC to possibly be the founder of the Company.

Rent of $80,239, which is owed to Sanclair Holdings Ltd., has accrued on research and development facilities. Sharon Branconnier is the owner of Sanclair and wife of an individual considered by the SEC to possibly be the founder of the Company.

On January 1, 2002, the Company entered into a 36-month Technology, Operations, Maintenance, Research & Development, Engineering and Training consulting contract with Earthscape Maintenance Inc., a company owned by Jolene Fuller and Fred Fuller, daughter and son-in-law of an individual considered by the SEC to possibly be the founder of the Company. Under this contact, Earthscape Maintenance has earned fees of $382,092 to June 30, 2002.

While the Company organized its in-house office, administration, and accounting department, it entered into a 4-month Office, Accounting & Administration

                            DURO ENZYME PRODUCTS INC

contract with Brampton Holdings Ltd., owned by Sharon Branconnier and Jolene Fuller, wife and daughter, respectively, of the individual considered by the SEC to be the possible founder of the Company. Brampton Holdings earned fees of $126,692 to June 30, 2002.

On April 19, 2002, the Company issued 250,000 common shares to James Florio a director of the company. These common shares where paid for by a reduction in consulting fees of $15,000.

Under the SEC's rules, Mr. Ren Branconnier and Dr. Robert Jackman (The Former President) may be considered promoters or founders of Duro Enzymes Private and, following the October 16, 2000, voluntary share exchange, the Company. Dr. Robert Jackman owns 30,000,000 (post-split 20-1) shares of the Company and during 2001 provided consulting services to the Company through FL Tech Inc. Mr. Ren Branconnier owns 15,000,000 (post split 20-1) shares of the Company and during 2001 provided consulting services to the Company through 529473 B.C. Ltd. for which $24,000 was accrued. The Company's Board of Directors approved agreements between 529473 B.C. Ltd., the Company, and its subsidiaries. The Founder owns 529473 B.C. Ltd. and is accordingly beneficiary of agreements and arrangements between it and the Company. FL Tech, a company controlled by Dr. Robert Jackman, performed consulting work for 529473 B.C. Ltd.

The Company does not anticipate that it will need to provide any capital resources to Bruden to continue its operations nor does the Company plan any capital expenditures in connection with the operation of Bruden's business. For the venture with APC Export Inc., the Company will be required to provide the capital to its subsidiary, Duro Enzyme Solutions USA, for one barge load of bulk, pure Alaskan humus from Alaska to a US west coast port. Proceeds from the marketing and sale of the humus are expected to be sufficient to launch the venture's business plan and not require additional capital input by the Company. For the venture with Petruzzo Products, the company will be required to provide the capital to its subsidiary Duro Enzyme Solutions USA, to launch off the LLC's showcase facility for municipal sludge processing and gasification, already located and operational on the Petruzzo property. There will also be capital required for the marketing for this and other such facilities. To augment the additional planned growth of the businesses, the Company will raise funds through either debt or equity financing.

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

                            DURO ENZYME PRODUCTS INC


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



                         PART II.     OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

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

                            DURO ENZYME PRODUCTS INC

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


The Company was named in a lawsuit on April 23, 2002. The suit was filed against it and its subsidiary Duro Enzyme Solutions Inc by a former officer and director of the company. The lawsuit is for alleged unpaid monies, in the amount of $28,555. The company feels that this allegation is without merit and will defend this action accordingly.

ITEM  1  (CONT'D)
----------------
Except as described above, to the knowledge of the Company's executive management and directors, neither the Company nor its subsidiaries are party to any other legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

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

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

On January 18, 2002, the Company agreed to purchase Bruden Steaming and Vac Truck Services Ltd. ("Bruden"). The acquisition closed on May 29, 2002. The

                            DURO ENZYME PRODUCTS INC

transaction is structured as an acquisition of all of Bruden's outstanding stock by Duro Enzyme Solutions Inc. Canada. The consideration for the transaction is the issuance of 60,000,000 shares of the Company's common stock to Bruden's shareholders. The Company has filed a report on Form 8-K disclosing the transaction on June 13, 2002 and also issued an amendment to this on June 18, 2002.

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

ITEM  5  (CONT'D)
-----------------
On March 18, 2002, the companies Board of Directors appointed James C. Florio as Chairman of the Board of Directors, and Chief Executive Officer of Duro Enzyme Products Inc for a one-year term.

On April 11, 2002 , the companies wholly owned subsidiary, Duro Enzyme Solutions Inc signed a Definitive Agreement with APC Exports Inc of Alaska to form an Alaskan LLC to be owned 50% by Duro Enzyme Solutions and 50% owned by APC Exports. The new LLC will be set up to run the business of the processing, shipping, and marketing of pure Alaskan humus.
On April 19, 2002, the companies wholly owned subsidiary, Duro Enzyme Solutions Inc signed a Definitive Agreement with Petruzzo Products Inc. of New York State to form an New York LLC to be owned 50% by Duro Enzyme Solutions and 50% owned by Petruzzo Products Inc. The new LLC will be set up to launch off the first bio
-  solid  receiving  ,  processing  and gasification facility in New York State.


On May 22, 2002 the companies Board of Directors appointed Ralph Petruzzo as a Director of the company.

On July 23, 2002 the company announced the addition of Larry Gold to the Board of Directors of the company.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Exhibits
--------

     10.1 Definitive Agreement between APC Exports Inc. and Duro Enzyme Solutions Inc.

                            DURO ENZYME PRODUCTS INC

     10.2 Definitive Agreement between Petruzzo Products Inc and Duro Enzyme Solutions Inc.

     23.1 Consent of Independent Accountant



REPORTS  ON  FORM  8-K
----------------------

June 13, 2002 - Form 8K announcing the acquisition of Bruden Steam and Vac Truck
                Service

June 18, 2002 - Amended - Form 8K announcing the acquisition of Bruden Steam and
                Vac  Truck  Service

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DURO ENZYME PRODUCTS INC.


DATE: Aug 12, 2002                           /s/ Perry Smith
      --------------                         --------------------------------
                                             Name: Perry Smith
                                             Title:  President