Form 10KSB
period 2002-09-30
DURO ENZYME PRODUCTS INC
filed 2002-12-26
CIK 1040227

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                          -----------------------------
                                   FORM 10-KSB
(Mark one)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2002

                                       OR
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition Period from ________________ to ________________


                        Commission file number:  0-30096
                                                 -------

                            Duro Enzyme Products Inc.
                          -----------------------------
                 (Name of small business issuer in its charter)

                  Nevada                                     77-0454933
        -------------------------                           ------------
      (State or other jurisdiction of                          (I.R.S.
      incorporation or organization)                Employer Identification No.)

           20436 Fraser Highway
        Langley, British Columbia                             V3A 4G2
        -------------------------                           ------------
 (Address of principal executive offices)                    (Zip Code)

                  Issuer's telephone number: (604) 514 - 3044

Securities registered under Section 12(b) of the Act:
              (Title of Class)                         Name of exchange on which
                                                               registered

                   None                                           None
             ----------------                               ----------------

Securities  registered  under  Section  12(g) of the Act:   Common Stock,
                                                            $0.001 par value
                                                            ----------------
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

Registrant's  revenues  for  its  most  recent  fiscal  year:  $Nil
                                                               ----

As of December 10, 2002, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $3,517,112, based on the closing trade reported on the NASD Over-the-Counter Bulletin Board National Quotation
System. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

On December 10, 2002, the registrant had 657,778,000 shares of Common Stock, $0.001 par value per share, issued and outstanding.

Documents  incorporated  by  reference:  None.

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT:  Yes [ ]  No [X]

                                      DURO ENZYME PRODUCTS INC.

                                               INDEX TO
                                     ANNUAL REPORT ON FORM 10-KSB
                                FOR THE YEAR ENDED SEPTEMBER 30, 2002

PART I                                                                                           PAGE
Item 1     Description of Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
Item 2     Description of Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5
Item 3     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5
Item 4     Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . .     6

PART II
Item 5     Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . .     7
Item 6     Management's Discussion and Analysis of Financial Condition or Plan of Operations. .     7
Item 7     Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
Item 8     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure    13

PART III
Item 9     Directors, Executive Officers, Promoters and Control Persons; Compliance With
           Section 16(a) of the Exchange Act. . . . . . . . . . . . . . . . . . . . . . . . . .    14
Item 10    Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
Item 11    Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . .    17
Item 12    Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . .    17
Item 13    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .    19

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20

FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

                                     PART I

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

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

ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------

CORPORATE BACKGROUND

Duro Enzyme Products Inc. (formerly - Home.Web, Inc.) (the "Company") is a Nevada corporation incorporated on September 15, 1995. From 1997 to 2000, the Company's business plan consisted of organizing a gourmet food and specialty cheese business over the Internet.

On October 16, 2000, the Company conducted a voluntary share exchange whereby it offered up to 28,800,000 shares of its common stock to the shareholders of Duro Enzymes Products Inc., a private Nevada corporation formed on November 29, 1999 ("Duro Enzymes Private"), in exchange for all of the issued and outstanding shares of Duro Enzymes Private. The effect of the share exchange was the transfer of control of the Company to the shareholders of Duro Enzymes Private. Consequently, the majority of shares of the Company are now held by former shareholders of Duro Enzymes Private. At this point, Duro Enzymes Private merged with and into the Company and changed the focus of its business from the distribution and sale of gourmet foods and specialty cheeses over the Internet, to the business of Duro Enzymes Private, involving the use of proprietary technologies to produce natural and stable enzymes, and the research and development of various applications for them. Following approval by the Company's shareholders at a special shareholders' meeting held on February 5, 2001, the Company's name was formally changed to Duro Enzyme Products Inc. In connection with the change in business, new directors and executive officers were appointed. On March 8, 2002 the Company instituted a 20 to 1 forward stock split.

The Company's principal executive offices are at 20436 Fraser Highway, Langley, British Columbia, V3A 4G2, Canada.

PLANNED  FUTURE  OPERATIONS
---------------------------

The Company's Board of Directors has decided to change the business of the Company and effective as of September 27, 2002 decided to review the acquisition of its wholly owned subsidiary Bruden Steaming and Vac Truck Services Ltd. ("Bruden"). Subsequent to the Balance Sheet date the board of Director's reviewing the financial statements and financial performance of Bruden decided to dispose of Bruden.

The Company is currently reviewing its licensed technology agreements with 529473 B.C. Ltd. but has not made any decisions as to the future on this particular business.

The Company has no plans to pursue the definitive agreement with APC Export, Inc. at this time.

The Company has been negotiating with new business partners on several new business lines but no formal agreements have been reached.

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

Under the terms of the License Agreement, the Company has made a US$2,500,000 promissory note bearing interest at a rate of 5% per annum over a period of 10 years payable to 529473 B.C. Ltd. The obligation to make payments on the promissory note does not commence until the Company begins selling stable enzymes. At that time, the Company is obligated to pay the entire principal amount and any accrued interest within five years. Interest will continue to accrue throughout the term of the note. In addition, the Company must make royalty payments equal to 2.5% of gross revenue generated by the Company from use of the licensed technologies. The royalty payments are to be made on a quarterly basis. Any further developments of the technologies by the Company are to be owned by Duro Solutions. Duro Solutions must assist 529473 B.C. Ltd. with protection of its intellectual property through patent applications and trademark registrations.

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

RESEARCH  AND  DEVELOPMENT
--------------------------

No stable enzyme and energy manufacturing and production facilities have been constructed as of the date of this annual report. During the year the Company was still developing the technology. The Company has no current plans to continue research into the technology.

MARKETING  AND  SALES
---------------------

Until the Company has an operating facility in place, its marketing and sales activities will be limited.

COMPETITION
-----------

As the Company is not currently pursuing its stable enzyme-producing technologies and processes, no competition exists.

INTELLECTUAL  PROPERTY  PROTECTION
----------------------------------

The License Agreement between the Company and 529473 B.C. Ltd. provides the Company with the right to use the stable enzyme-producing technologies and processes, and all trademarks, trade names and proprietary information associated with the technology and production processes owned by 529473 B.C. Ltd.

529473 B.C. Ltd., is in the process of filing for US and Canadian patent protection for certain of its processes. Confidentiality policies are internally implemented by the Company to protect the proprietary information and know-how.

EMPLOYEES
---------

As of December 10, 2002, the Company had seven consultants. Of those consultants, 3 were classified as executive officers, two as administrative personnel, and two sales and marketing. The Company's consultants do not belong to a collective bargaining unit, and the Company is not aware of any labor union organizing activity. The Company believes its future success will depend in large part on its continuing ability to attract, train and retain skilled technical, sales, marketing and customer support personnel.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

The Company's principal executive offices are located at 20436 Fraser Highway, Langley, British Columbia, V3A 4G2, CANADA. There it leases approximately 12,000 square feet at a monthly rate of US$14,624 from Brampton Holdings Ltd. The Company is continuing on a month to month basis. The Company is currently negotiating with the new landlord for a new lease.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

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

No matters were submitted to the shareholders during the year ended September 30, 2002.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------------------------------------------------------------------------

The Company's common stock is traded on the Over-the-Counter Bulletin Board (OTC-BB) under the symbol "DEPI." The following table sets forth, for the periods indicated, the range of high and low sales prices of the Company's common stock as quoted by various market makers for the period of October 1, 2001 through September 30, 2002.

     October 1, 2001 to September 30, 2002:          High*           Low*
                                                    -------         -------
          October to December                       $0.23           $0.1125
          January to March                          $0.2125         $0.065
          April to June                             $0.03           $0.02
          July to September                         $0.01           $0.0075

          * The pricing information was provided by Edgar Filing System. All prices are adjusted for the 20 to 1 forward split which occurred on March 8, 2002.


On December 10, 2002, the Company's issued and outstanding common stock totaled 657,778,000 shares, held by approximately 1,000 shareholders of record and by an undetermined number of additional shareholders through nominee or street name accounts with brokers.

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

During the year the Company was in the business to license and manufacture unique, stable, 100% natural enzymes. As at September 27, 2002 the Company disposed of Bruden, a segment of its business.

OVERVIEW

The Company is a Nevada corporation, incorporated on September 15, 1995. Since inception and up through September 2000, the Company was a development stage company focused on gourmet cheese production and distribution.

On October 16, 2000, the Company acquired Duro Enzymes Products Inc, a private Nevada corporation formed in November 1999, through a voluntary share exchange with all of the shareholders of Duro Enzymes Private. The former shareholders of Duro Enzymes Private now hold 576,000,000 shares of the Company's common stock. The Company effectively took control of all of the assets of Duro Enzymes Private, including its subsidiaries, as a result of the voluntary share exchange and subsequent merger of Duro Enzymes Private into the Company. Following the merger, the Company changed the focus of its business from the sales of gourmet and specialty cheeses over the Internet to its new business of gasification and stable, natural enzyme production. In connection with the change in business, new directors and executive officers were appointed. The Company has carried forward an accumulated deficit incurred during its development stage of $1,349,077 from the business of gourmet food and specialty cheese.

PLAN  OF  OPERATIONS

Following the acquisition of Duro Enzymes Private on October 16, 2000, the Business of the Company focused on researching the production of stable enzymes. The Company's business is still in its development stage. Through a license agreement executed between 529473 B.C. Ltd. and Duro Solutions, a wholly-owned subsidiary of the Company, on September 21, 2000, the Company was granted the right to continue research and commercial development and use of the licensed technology anywhere in the world. The Company spent the fiscal year ended
September 30, 2002 to further developing its business plans, but now is currently assessing other operational options.

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

The  Company  has  not  generated  any  revenue  to  date.

The Company changed its fiscal year end from December 31 to September 30 by unanimous consent of the Board of Directors on December 15, 2000.

The Company's Board of Directors has decided to change the business of the Company and effective as of September 27, 2002 decided to dispose of its wholly owned subsidiary Bruden. The Company is currently reviewing its licensed technology agreements with 529473 B.C. Ltd. but has not made any decisions as to its future plans regarding this business.

The Company has been negotiating with new business partners on several new business lines but no formal agreements have been reached.

LIQUIDITY  AND  CAPITAL  RESOURCES

No material commitments for capital expenditures were made during the year ended September 30, 2002. During the nine months ended September 30, 2000 Duro Enzyme Private arranged for a US$2.5 Million long-term Note Payable to acquire the License of the enzyme technology.

Repayment of the US$2.5 Million note will begin six months after commercial revenue is earned by the Company, with full repayment of the note required over the following five years.

As of September 30, 2002, the Company had a net stockholders' deficit of $2,713,122, with accumulated losses during the development stage of $7,168,616 including a loss of $5,161,851 during the current year. The current working capital deficit is $1,947,607 compared with a working capital deficit of $257,957 the previous year. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations.

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

BUSINESS  RISKS
---------------

     THE  COMPANY  MAY  ACQUIRE  UNRELATED  BUSINESS  AND  CHANGE  ITS  CURRENT
     OPERATIONS.

The Company is currently looking at other business models and business operations. These new operations may be materially different from the current business model and operation that currently exist. Any change in the business operations may materially affect the Company's share price and revenue generation ability.

     THE IMPLEMENTATION OF THE COMPANY'S CURRENT BUSINESS PLAN DEPENDS UPON ITS CONTINUED RELATIONSHIP WITH 529473 B.C. LTD.

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

     THE COMPANY DEPENDS UPON A SMALL NUMBER OF KEY PERSONS TO IMPLEMENT ITS BUSINESS PLAN, AND THE LOSS OF ANY OF THEM MAY AFFECT ITS BUSINESS OPERATIONS.

The Company is dependent on several key consultants to implement its business plan, and the loss of any of them may affect the Company's ability to provide the required quality of service and technical support necessary to achieve and maintain a competitive market position. There is no assurance that these key employees and consultants will continue to manage the Company's affairs in the future. The Company has not obtained key man insurance with respect to any of its consultants.

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

     THE ISSUANCE OF ADDITIONAL SHARES MAY HAVE THE EFFECT OF DILUTING THE INTEREST OF SHAREHOLDERS.

Any additional issuances of common stock by the Company from its authorized but unissued shares may have the effect of diluting the percentage interest of existing shareholders. Out of the Company's 3,200,000,000 authorized common shares, 2,542,222,000 or approximately 79.4% remain unissued at December 10, 2002. The Board of Directors has the power to issue such shares without shareholder approval. None of the 40,000,000 authorized preferred shares of the Company are issued. The Company fully intends to issue additional common shares or preferred shares in order to raise capital to fund its business operations and growth objectives or as compensation for services rendered on behalf of the Company.

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

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

None.

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

The following individuals were directors and executive officers of the Company on September 30, 2001:

     Robert L. Jackman  Director, President and Treasurer
     Dean Branconnier   Director and Vice President
     Chad Burback       Director and Secretary

The following individuals were appointed as Director's and executive officers of the Company:

     Perry Smith        Director (January 30, 2002)
     David Kirske       CFO (January 30, 2002) - (Resigned March 11, 2002)
     James C. Florio    Director, Chairman (March 19, 2002) - (Resigned August 29, 2002)
     Ralph Petruzzo     Director (May 22, 2002)
     Larry Gold         Director (July 23, 2002) - (Resigned October 22, 2002)

On March 19, 2002 the Board of Directors of the Company accepted the resignation of Robert L. Jackman and appointed:

     Perry Smith        President

The following table sets forth the name, age and position of each Director and Executive Officer of the Company as of September 30, 2002.

     NAME              AGE  POSITION
     ----              ---  --------
     Perry Smith        41  President and Director of Duro Enzyme

     Dean Branconnier   33  Vice President and Director of Duro Enzyme

     Chad Burback       26  Secretary and Director of Duro Enzyme

     Ralph Petruzzo     50  Director

     Larry Gold         58  Director


PERRY  SMITH  -  PRESIDENT  AND  DIRECTOR
-----------------------------------------

Mr. Smith brings an extensive background in the design, building, commissioning and operation of a wide variety of environmental industrial systems. Mr. Smith has the experience and know-how to build and operate the Company's production facilities, as well as provide the leadership and innovation to drive corporate growth, optimize plant performance, and chart long-term success for the Company. His past accomplishments include bringing an industrial environmental project management company from $2-million to $15-million in sales in less than five years, increasing the client base by 300%, and increasing to significant profitability.

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

MR.  RALPH  PERTUZZO  -  DIRECTOR
---------------------------------

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

MR.  LARRY  GOLD  -  DIRECTOR
-----------------------------

Larry Gold graduated from the University of British Columbia law school in 1973. He was called to the Bar in 1974 and has had a successful career practicing law since that time. During his career as a lawyer to date, Mr. Gold has specialized in business law, securities, and in varied areas of litigation. While engaging in the practice of law he has also served as a director of public and private companies as well as a consultant to publicly traded companies. He will bring to the Company a unique understanding of, and ability to negotiate the structure and content of corporate agreements as well as the legal requirements of public companies.


SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Directors, officers and beneficial owners of more than 10% of the outstanding common stock of the Company are required by Section 16(a) of the Securities Exchange Act of 1934 to report to the Securities and Exchange Commission their transactions in, and beneficial ownership of, the Company's common stock, including any grants of options to purchase common stock. Mr. Smith, Mr. Branconnier, Mr. Burback, Mr. Petruzzo and Mr. Gold have filed with the SEC Forms 3 and 4. These forms were filed after their due dates as follows:

----------------------------------------------------------------------------
                                                  NUMBER OF TRANSACTIONS NOT
NAME OF REPORTING PERSON  NUMBER OF LATE REPORTS  REPORTED ON A TIMELY BASIS
----------------------------------------------------------------------------
Perry Smith                        1                         None
----------------------------------------------------------------------------
Dean Branconnier                   2                          1
----------------------------------------------------------------------------
Ralph Petruzzo                     1                         None
----------------------------------------------------------------------------
Larry Gold                         1                         None
----------------------------------------------------------------------------
Chad Burback                       1                         None
----------------------------------------------------------------------------


ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

The following table sets forth the compensation that the Company has paid to its President for the year ended September 30, 2002. No executive officer received more than US$100,000 in annual compensation during the year ended September 30, 2002. The Company does not currently have a long-term compensation plan and does not grant any long-term compensation to its executive officers. The table does not reflect certain personal benefits, which in the aggregate are less than ten percent of the President's salary and bonus. No other compensation was granted for the periods covered.

                                        SUMMARY COMPENSATION TABLE

                                                               Long Term Compensation
                                                         ----------------------------------
                      Annual  Compensation                       Awards             Payouts
---------------------------------------------------------------------------------------------------------
Name                                           Other     Restricted    Securities
and                                            Annual       Stock      Underlying     LTIP     All Other
Principal            Consulting               Compensa    Award(s)      Options/    Payouts    Compensat
Position      Year    fees ($)    Bonus ($)   tion ($)       ($)        SARs (#)      ($)       ion ($)
---------------------------------------------------------------------------------------------------------
Perry Smith   2002  $ 30,519 (2)  N/A        $      Nil  N/A          $        Nil  N/A       $       Nil
(President
&
Treasurer)
---------------------------------------------------------------------------------------------------------
Robert        2002  $  2,580 (1)  N/A        $      Nil  N/A          $        Nil  N/A       $       Nil
Jackman
(former
President &
Treasurer)
---------------------------------------------------------------------------------------------------------

(1) All amounts were paid to FL Tech Inc., an Ontario corporation, of which Dr. Jackman is sole principal, for services rendered by Dr. Jackman to the Company.
(2)  Accrued but unpaid.

During the year ended September 30, 2002, the Company hired consultants, attorneys and independent accountants to assist management. The consultants received $420,716 in fees, the attorneys received $39,3828 in fees, the independent accountants received $55,774 in fees and the executives received $92,286 in fees.

COMPENSATION  OF  DIRECTORS

Directors are not compensated for their service as directors. All directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as a director of the Company.

EMPLOYMENT  CONTRACTS

The Company has consulting contracts with some of its executive officers and directors. The Company may in the future execute additional written consulting agreements with the consulting companies owned by its executive officers and consultants.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

The following table sets forth as of December 10, 2002 certain information known to the Company regarding the beneficial ownership of the Company's common stock, and as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares; (ii) each shareholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock; and (iii) all executive officers and directors as a group. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. The individuals listed in the table are accessible at the following address: 20436 Fraser Highway, Langley, British Columbia, CANADA, V3A 4G2.

                                                                                PERCENTAGE OF
NAME AND POSITION                                          NUMBER OF SHARES  OUTSTANDING SHARES
------------------------------------------------------------------------------------------------
Perry Smith - President and Director                                 Nil                      0%
------------------------------------------------------------------------------------------------
Ralph Petruzzo - Director                                            Nil                      0%
------------------------------------------------------------------------------------------------
Dean Branconnier - Vice President and Director                   32,000,000                 4.9%
------------------------------------------------------------------------------------------------
Chad Burback - Secretary and Director                            32,000,000                 4.9%
------------------------------------------------------------------------------------------------
Jolene and Fred Fuller - Shareholders (husband & wife)           62,500,000                 9.5%
------------------------------------------------------------------------------------------------
Terri and Lyle Veillet - Shareholders (husband & wife)           62,500,000                 9.5%
------------------------------------------------------------------------------------------------
Shane & Josie Branconnier - Shareholders (husband & wife)        62,500,000                 9.5%
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
ALL CURRENT DIRECTORS AND
OFFICERS AS A GROUP (4 Persons)                                  64,000,000                 9.7%
---------------------------------------------------------  ----------------  -------------------

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

As a result of the Company acquiring the License and accrued interest, 529473 B.C. Ltd. is owed $2,752,738 under a note payable with annual interest of 5% per annum.

During the fiscal year ended September 30, 2002, the Company entered into short-term loans with 529473 B.C. Ltd., totaling $447,249 at year end.

During the fiscal year ended September 30, 2002, the Company entered into transactions for consulting services with 11 companies that are owned or controlled by shareholders or creditors of the Company. At September 30, 2002, the amount outstanding and unpaid is $401,955.

The Company also leased office space from Brampton Holdings Ltd., which is owned by Sharon Branconnier and Jolene Fuller, wife and daughter, respectively, of Rene Branconnier. The Company owes accrued rent for one and onehalf years of $176,612.

Under the SEC's rules, Mr. Ren Branconnier and Dr. Robert Jackman may be considered promoters or founders of Duro Enzymes Private and, following the October 16, 2000 voluntary share exchange, the Company. Dr. Robert Jackman owns 1,500,000 shares of the Company and during 2002 provided consulting services to the Company through FL Tech Inc. for which $2,580 was paid. Mr. Ren Branconnier owns 750,000 shares of the Company and during 2002 provided consulting services to the Company through 529473 B.C. Ltd. and Sanclair Holdings Ltd. for which $150,450 was accrued. Mr. Ren Branconnier also owns 529473 B.C. Ltd.; accordingly he is the ultimate beneficiary of all agreements and arrangements between the Company and 529473 B.C. Ltd. The agreements between 529473 B.C. Ltd. and the Company and its subsidiaries were approved by the Company's Board of Directors. FL Tech a company controlled by Dr. Robert Jackman performed consulting work for 529473 B.C. Ltd.; Mr. Dean Branconnier and Mr. Chad Burback are Mr. Ren Branconnier's nephews.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

EXHIBITS

Exhibit
Number     Description
------     -----------
3.1****    Amended  and  Restated Articles of Incorporation dated February 5,
           2001

3.2****    Amended  and  Restated  Bylaws  dated  January  8,  2001

4.1**      Specimen Stock Certificate for Shares of Common Stock of the Company

10.1*****  Lease  Agreement  dated  December  12,  2001

10.2*** License and Distribution Agreement between 529473 B.C. Ltd. and Duro Enzyme Solutions Inc. (U.S.), as amended, dated September 21, 2000

10.3* Research and Development Services Agreement between 529473 B.C. Ltd. and Duro Enzyme Solutions Inc. (Canada), as amended, dated September 21, 2000

10.4* Research and Development Services Agreement between 529473 B.C. Ltd. and Duro Enzyme Solutions Inc. (U.S.), as amended, dated September 21, 2000
16.1*****  Letter  from  BDO  Dunwoody,  Chartered Accountants, to the U.S.
           Securities  and  Exchange  Commission

16.2*****  Letter  from  Raber  Mattuck, Chartered Accountants, to the U.S.
           Securities  and  Exchange  Commission

21.1       List of Subsidiaries

23.0       Consent Letter

* Filed on November 20, 2000, as an exhibit to the Company's report on Form 10-QSB for the three months ended September 30, 2000 and incorporated herein by reference
** Filed on December 29, 2000, as an exhibit to the Company's transitional report on Form 10-KSB for the nine months ended September 30, 2000 and incorporated herein by reference
*** Filed on February 14, 2001, as an exhibit to the Company's report on Form 10-QSB for the three months ended December 31, 2000 and incorporated herein by reference.
**** Filed on May 15, 2001, as an exhibit to the Company's report on Form 10-QSB for the three months ended March 31, 2001, and incorporated herein by reference. ***** Filed on December 29, 2001, as an exhibit to the Company's report on Form 10-KSB for the year ended September 30, 2001, and incorporated herein by reference.

REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended September 30, 2002.

SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   DURO ENZYME PRODUCTS INC.

                   By:  /s/  Perry  Smith
                       ---------------------------
                       Perry Smith
                       President and Director

                   Date: December 24, 2002
                       ---------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   By:  /s/  Perry  Smith               Date:  December 24, 2002
                       ---------------------------             -----------------
                       Perry Smith
                       President and Director


                   By:  /s/  Dean  Branconnier          Date:  December 24, 2002
                       ---------------------------             -----------------
                        Dean Branconnier
                        Vice President and Director


                   By:  /s/  Chad  Burback              Date:  December 24, 2002
                       ---------------------------             -----------------
                        Chad Burback
                        Secretary and Director

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . . .  F-1

Balance Sheet as at September 30, 2002 . . . . . . . . . . . . . . . . . .  F-2

Statements of Operations for the year ended September 30, 2002, September 30, 2001, the nine months ended September 30, 2000, and the period from September 15, 1995 (inception) to September 30, 2002 . F-3

Statements of Stockholders Equity for the year ended September 30, 2002,
September 30, 2001, the nine months ended September 30, 2000, and the period from September 15, 1995 (inception) to September 30, 2002 . F-4

Statement of Cash Flow for the year ended September 30, 2002,
September 30, 2001, the nine months ended September 30, 2000, and the period from September 15, 1995 (inception) to September 30, 2002 . F-5

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . .  F-6

To the Board of Directors and Shareholders
Duro Enzyme Products Inc.
Langley, British, Columbia

                          INDEPENDENT AUDITOR'S REPORT

I have audited the balance sheet of Duro Enzyme Products Inc. (Formerly Home Web, Incorporated) (a development stage company) as of September 30, 2002, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the year ended September 30, 2002, 2001 and the nine month period ended September 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

The accumulated deficit from the date of inception to September 30, 2002 is $7,089,548.

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Duro Enzyme Products Inc (Formerly Home Web, Incorporated) (A Development Stage Company), as of September 30, 2002, 2001 and 2000 and the results of operations the cash flows and the cumulative results of operations and cumulative cash flows for the year then ended in conformity with generally accepted accounting principles of the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


/s/  "Hawkins  Accounting"

DECEMBER  23,  2002

                                DURO ENZYME PRODUCTS, INCORPORATED
                                       (FORMERLY HOME WEB)
                                  (A Development Stage Company)
                                    CONSOLIDATED BALANCE SHEET
                                 September 30, 2002, 2001 and 2000


ASSETS
                                                            2002          2001          2000
                                                        ------------  ------------  ------------
Current assets
  Cash in bank                                          $    (1,262)  $     3,189   $         0
  Non-trade receivable                                      102,163            70         1,450
                                                        ------------  ------------  ------------
    Total current assets                                    100,901         3,259         1,450
Equipment
  Coolers and equipment                                                                  40,308
  Office equipment                                                                        9,841
                                                        ------------  ------------  ------------
                                                                  0             0        50,149
  Accumulated depreciation                                                               (9,288)
                                                        ------------  ------------  ------------
    Total equipment                                               0             0        40,861
Other assets
  Trade name                                                                             11,000
  Licenses (net)                                          2,000,000     2,250,000
                                                        ------------  ------------  ------------
    Total other assets                                    2,000,000     2,250,000        11,000
                                                        ------------  ------------  ------------
TOTAL ASSETS                                            $ 2,100,901   $ 2,253,259   $    53,311
                                                        ============  ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and fees                             $ 1,601,259   $   153,383   $     1,426
  Short term notes                                          447,249       107,833        25,962
                                                        ------------  ------------  ------------
    Total current liabilities                             2,048,508       261,216        27,388

Net Liabilities of Subsidiary disposesed                     12,777             0             0
Long term debt                                            2,752,738     2,627,740             0
                                                        ------------  ------------  ------------
TOTAL LIABILITIES                                         4,814,023     2,888,956        27,388
Shareholders' equity
  Preferred stock, 40,000,000 shares authorized $.001
    par value, 0 shares outstanding                               0             0             0
  Common stock, 3,200,000,000 authorized, $.001 par
  value, 657,778,000 outstanding                             87,757        27,507        27,507
  Paid in capital                                         4,288,669     1,347,493     1,347,493
  Deficit accumulated during development stage           (7,089,548)   (2,010,697)   (1,349,077)
                                                        ------------  ------------  ------------
    Total shareholders' equity                           (2,713,122)     (635,697)       25,923
                                                        ------------  ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 2,100,901   $ 2,253,259   $    53,311
                                                        ============  ============  ============

    The accompanying notes are an integral part of the financial statements

                               DURO ENZYME PRODUCTS, INCORPORATED
                                      (FORMERLY HOME WEB)
                                 (A Development Stage Company)
                              CONSOLIDATED STATEMENT OF OPERATIONS
                       For the year ended September 30, 2002, 2001 and the
                              nine months ended September 30, 2000


                                                                                        Deficit
                                                                                      Accumulated
                                                                                        During
                                                                                      Development
                                           2002           2001           2000           Stage
                                       -------------  -------------  -------------  -------------
Sales                                  $          0   $          0   $          0   $     18,887
Cost of Sales                                     0              0              0         15,091
                                       -------------  -------------  -------------  -------------
Gross Margin                                      0              0              0          3,796
Expenses
  Advertising                                   331                                        1,187
  Amortization                              250,000        250,000                       510,872
  Consulting and professional fees          597,667        195,406          2,929        807,198
  Office and administration                 424,037          1,724             70        445,405
  Investor communication                      3,232          5,706                         8,938
  Travel, meals and entertainment             2,672          8,567                        13,918
  Rent, utilities and telephone             239,990         36,000                       279,581
  Research and Development                  411,051                                      411,051
  Organization and start up costs                                                         41,674
  Compensation due stock issuance                                                      1,254,500
                                       -------------  -------------  -------------  -------------
    Total expenses                        1,928,980        497,403          2,999      3,774,324
                                       -------------  -------------  -------------  -------------
    (Loss) from operations               (1,928,980)      (497,403)        (2,999)    (3,770,528)
Other income (expense)
  Loss on asset write-off                (3,083,000)       (53,311)                   (3,136,361)
  Interest                                 (137,094)      (134,354)                     (272,330)
  Recovery of accounts payable                    0         27,380                        27,380
  State tax expense                                                          (800)        (4,000)
                                       -------------  -------------  -------------  -------------
    Total other expenses                 (3,220,094)      (160,285)          -800     (3,385,311)
                                       -------------  -------------  -------------  -------------
  Loss before discontinued operation     (5,149,074)      (657,688)        (3,799)    (7,155,839)
    Loss on discontinued operations         (12,777)             0              0        (12,777)
                                       -------------  -------------  -------------  -------------
    Net Loss                           $ (5,161,851)  $   (657,688)  $     (3,799)  $ (7,168,616)
                                       =============  =============  =============  =============
Loss per share
  of common stock                      $      (0.01)  $      (0.01)  $      (0.01)  $      (0.01)
Weighted average of
  shares outstanding                    657,778,000    657,528,000    657,528,000    657,528,000
                                       =============  =============  =============  =============

    The accompanying notes are an integral part of the financial statements

                                    DURO ENZYME PRODUCTS INCORPORATED
                                           (FORMERLY HOME WEB)
                                      (A Development Stage Company)
                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        For the year ended September 30, 2002, 2001 and for the
                                  nine months ended September 30, 2000


                                              2000
                                              ----
                                                                       Deficit
                                    Common stock                     Accumulated
                             --------------------------                During
                                                          Paid in    Development
                                Shares        Amount      Capital       Stage         Total
                             ------------  ------------  ----------  ------------  ------------
Balance,
   December 31, 1999          27,507,000   $    27,507   $1,347,493  $(1,345,278)  $    29,722
February 23, 2000,
 forward stock split           5,369,400
Net loss for the period
   ended September 30, 2000                                               (3,799)       (3,799)
                             ------------  ------------  ----------  ------------  ------------
                              32,876,400   $    27,507   $1,347,493  $(1,349,077)  $    25,923
                             ============  ============  ==========  ============  ============


                                              2001
                                              ----
Balance
   September 30, 2000         32,876,400   $    27,507   $1,347,493  $(1,349,077)  $    25,923
Consolidation of subsidiary                                               (3,932)       (3,932)
Net loss for the year
   ended September 30, 2001                                             (657,688)     (657,688)
                             ------------  ------------  ----------  ------------  ------------
                              32,876,400   $    27,507   $1,347,493  $(2,010,697)  $  (635,697)
                             ============  ============  ==========  ============  ============

                                              2002
                                              ----
Balance
   September 30, 2000         32,876,400   $    27,507   $1,347,493  $(2,010,697)  $  (635,697)
March 4, 2002
 forward stock split         624,651,600
Issuance of option stock         250,000           250        1,175                      1,425
Purchase of Business          60,000,000        60,000    2,940,001       83,000     3,083,001
Shares not issued            (60,000,000)                                                    0
Net loss for the year
   ended September 30, 2002                                           (5,161,851)   (5,161,851)
                             ------------  ------------  ----------  ------------  ------------
                             657,778,000   $    87,757   $4,288,669  $(7,089,548)  $(2,713,122)
                             ============  ============  ==========  ============  ============

    The accompanying notes are an integral part of the financial statements

                                      DURO ENZYME PRODUCTS INCORPORATED
                                             (FORMERLY HOME WEB)
                                        (A Development Stage Company)
                            CONSOLIDATED STATEMENT OF CASH FLOWS-INDIRECT METHOD
                            For the year ended September 30, 2002, 2001 and the
                                    nine months ended September 30, 2000


                                                                                                     Cash flows
                                                                                                    Accumulated
                                                                                                      During
                                                                                                    Development
                                                               2002          2001         2000         Stage
                                                           -------------  -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $ (5,161,851)  $ (657,688)  $   (3,799)  $(2,006,765)
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                                 250,000      250,000                    259,288
  Stock issued for services                                                                           1,254,500
  Expensing of organization costs                                                                         2,366
  Increase in accounts payable                                1,447,876      153,383                    153,383
  Increase in accounts receivable                              (102,093)         (70)                    (1,520)
  Recovery from accounts payable                                      0      (27,388)                   (27,388)
  Loss on disposal of assets, writedowns                      3,083,000       53,311                     53,311
  Increase in Assets to be disposesed                            12,777
  Increase in accrued liabilities                                                           3,792        27,888
                                                           -------------  -----------  -----------  ------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                                   (470,291)    (228,452)          (7)     (284,937)
INVESTING ACTIVITIES
  Increase in other assets                                                                               13,366
  Purchase of license                                                 0    2,500,000                  2,500,000
  Purchase of equipment                                       3,000,000                                  50,149
                                                           -------------  -----------  -----------  ------------
NET CASH USED IN INVESTING ACTIVITIES                         3,000,000    2,500,000                  2,563,515
FINANCING ACTIVITIES
  Sale of common stock                                           61,425                                 120,000
  Retained earnings of subsidiary                                     0       (3,932)                    (3,932)
  Increase in paid in capital                                 2,940,001
  Long term debt                                                124,998    2,627,740                  2,627,740
  Short term notes                                              339,416      107,833                    107,833
                                                           -------------  -----------  -----------  ------------
NET CASH GENERATED FROM FINANCING ACTIVITIES                  3,465,840    2,731,641                  2,851,641
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                    (4,451)       3,189           (7)        3,189
Cash and cash equivalents at the beginning of the period          3,189            0            7             0
                                                           -------------  -----------  -----------  ------------
CASH AND CASH EQUIVALENTS AT THE END OF
  THE PERIOD                                               $     (1,262)  $    3,189   $        0   $     3,189
                                                           =============  ===========  ===========  ============

    The accompanying notes are an integral part of the financial statements

                       DURO ENZYME PRODUCTS, INCORPORATED
                               (FORMERLY HOME WEB)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2002, 2001 AND 2000


NOTE  1:     SIGNIFICANT  ACCOUNTING  POLICIES
             ---------------------------------

Nature  of  business
--------------------
     Duro Enzyme Products, Inc. (the Company) and its wholly owned subsidiaries are acquiring revenue generating businesses that will enable the Company to apply its licensed stable enzyme technologies to generate revenues to fund the pursuit of the current business plan. Subsequent to the Balance Sheet date the Company ceased its research activities into the stable enzyme technology and disposed a subsidiary. The Company is actively seeking new areas of business and has several potential acquisitions.

Name  change
------------
     The Company was incorporated under the laws of the State of Nevada on September 15, 1995. The Company was originally formed to sell wholesale gourmet and specialty cheese on the internet. On October 16, 2000 a merger was completed with a private company (Duro Enzyme Products, Inc.) in which shares were exchanged one for 28,800,000. As a result of the share exchange, the shareholders of Duro Enzyme Products Inc. became the majority shareholders of the common stock of the Company. The Company's name was formally changes to Duro Enzyme Products, Inc. on February 5, 2001 at a special shareholders meeting. The accounting year was changed from a December 31 year-end to a September 30 year-end.

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

Principles  of  Consolidation
-----------------------------
     The consolidated financial statements include the accounts of Duro Enzyme Products, Inc. and its wholly owned subsidiaries:
          Duro  Enzyme  Solutions,  Inc-Nevada,  USA
          Duro  Enzyme  Solutions,  Inc-British  Columbia  Canada

                       DURO ENZYME PRODUCTS, INCORPORATED
                               (FORMERLY HOME WEB)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2002, 2001 AND 2000


NOTE  1:     SIGNIFICANT  ACCOUNTING  POLICIES  (CON'T)
             ------------------------------------------

     During the period the Company purchased all the outstanding shares of Bruden Steaming and Vac Truck Services Ltd. The transaction was accounted for by the purchase method of accounting for business combinations.

     Prior to year end, the business was disposed of and the results of Bruden Steaming and Vac Truck Services Ltd. during the period are included as discontinued operations in the financial statements. All material transactions have been eliminated.

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

Intangible  and  other  assets
------------------------------
     The cost of purchase of other assets is recorded at the purchase price of the contract and amortized over its useful life not to exceed 10 years using the straight-line method. Amortization cost for year ended September 30, 2002 and 2001 is $250,000 each year.

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

                       DURO ENZYME PRODUCTS, INCORPORATED
                               (FORMERLY HOME WEB)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2002, 2001 AND 2000


NOTE  1:     SIGNIFICANT  ACCOUNTING  POLICIES  (CON'T)
             ------------------------------------------

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

NOTE  2:     LOSS  ON  DISPOSAL  OF  ASSETS
             ------------------------------

     Pursuant to the decision made by the board of directors to change the focus of the company from the sale of gourmet food and specialty cheese on the internet to the Research and development of the license and manufacture of unique stable and natural enzymes and specialty end products the equipment and trade name that was used to promote the sale of the gourmet food and specialty cheese was abandoned. The management of the Company made the decision to recognize the loss for the year ending September 30, 2001.

NOTE  3:     LICENSE
             -------

     In  September  2000,  the  Company,  through  its  subsidiary  Duro  Enzyme
     Solutions, Inc. Nevada, USA, entered into a License and Distribution Agreement to use exclusive stable enzyme production technology, both current and further developed by the Company from its own research for the term of the agreement. The purchase price of this license is $2,500,000 and was satisfied by a promissory note bearing interest at a rate of 5% per annum which does not commence until the Company begins selling stable enzymes. At that time, the Company is obligated to pay, within five years, the principal amount and any accrued interest. Interest will continue to accrue throughout the term of the note. Royalty payments equal to 2.5% of gross revenue generated by the Company from use of the licensed technologies will be paid by the Company on a quarterly basis. The $2,500,000 is being amortized over a 10-year period using the straight-line method. This License is with a related party. See note 4.

NOTE  4:     RELATED  PARTY  TRANSACTION
             ---------------------------

          A total of $183,685 was accrued in consultant services for the year ending September 30, 2002 and $120,000 September 30, 2001. The total outstanding and unpaid is $333,685 at September 30, 2002 and was $150,000 at September 30, 2001. Eleven (11) companies, which are owned or controlled by shareholders or creditors of the Company, have provided services and expertise to the Company during this period.

                       DURO ENZYME PRODUCTS, INCORPORATED
                               (FORMERLY HOME WEB)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2002, 2001 AND 2000


NOTE  4:     RELATED  PARTY  TRANSACTION  (CON'T)
             ------------------------------------

     During the year ended September 30, 2001, the Company endorsed Research and Development Service Agreements with a company owned by a creditor of the Company. This agreement retains the Founder's company's expertise and services for research, development, design, and related consultations. A consulting fee is charged at a standard rate, established by the consultants. An additional 15% is charged on incurred costs as an administrative, overhead and handling charge. The initial term of the Agreements dated is five consecutive years. All successive renewals effective automatically with the lapse of the current term. The long-term debt owed is also owed to the creditor in the amount of $2,752,738. At
     September  30,  2001  the  amount  owed  was  $2,627,740.

     Short-term loans of $339,416 were advanced to the Company by three shareholders during the year ending September 30, 2002. $81,871 was advanced during the year ended September 30, 2001. The funds were used for operating capital.

     The Company has two 5-year leases for facilities. One lease is for office space and furnishings. This lease has accrued rent at the end of September 30, 2002, of $176,612, $36,000 at September 30, 2001. The other lease is for Research space. It has accrued rent at the end of September 30, 2002, of $120,168, $NIL at September 30, 2001. Both leases are held by shareholders of the Company, who own the premises. Subsequent to the year-end the lease was terminated for the main office as a new owner took over the building. The Company is in the process of negotiating new terms for the space and anticipates lowering the rental costs.

     The Company has accrued fees of $572,228 to September 30, 2002 for a 36-month Technology, Operations, Maintenance, Research & Development, Engineering and Training consulting contract with a company owned by shareholders. The contract was entered into on January 1, 2002. Subsequent to the Balance Sheet the contract was canceled and both parties agreed to repay the outstanding fees from revenue generated by the Company.

     The Company has accrued fees of $126,692 to September 30, 2002, for a 4-month Office, Accounting & Administration contract with a company owned by shareholders who own less than 5% of DEPI authorized and issued shares. The Company entered into the contract for the period of time necessary to prepare its in-house office, accounting, and administrative department. The duration of the contact was from January 1, 2002, to April 30, 2002. Subsequent to the Balance Sheet date both parties agreed to repay the outstanding fees from revenue generated by the Company.

                       DURO ENZYME PRODUCTS, INCORPORATED
                               (FORMERLY HOME WEB)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2002, 2001 AND 2000


NOTE  4:     RELATED  PARTY  TRANSACTION  (CON'T)
             ------------------------------------

     The Company issued 250,000 common shared to a director of the Company, which were paid by a reduction of Consulting Fees of $15,000.

     During the period ending September 30, 2000, an affiliated company advanced the Company $20,908. This money was used to pay off the accounts payable as of June 30, 2000.

NOTE  5:     INCOME  TAXES
             -------------

     The benefit for income taxes from operations consisted of the following components: current tax benefit of $234,000 for September 30, 2002 resulting from a net loss before income taxes, and deferred tax expenses of $ 234,000 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2013.

     The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

     No provision is being made for state income tax for the year ending September 30, 2002 since all operations are in Canada. In prior years the operations were in California and California Franchise taxes were applicable.

NOTE  6:     COMMON  STOCK
             -------------

     On February 10, 2000 the board of directors voted a 1.2:1 forward stock split as of the record date of February 23, 2000.

     On January 31, 2002 the board of directors voted a 20:1 forward stock split as of the record date March 4, 2002.

     On April 18, 2002 the board approved the issuance of 250,000 shares to James C. Florio, for his ongoing assistance to the board of Directors.

     On May 29, 2002 the Company acquired a new business, Bruden Steaming and Vac Truck Services Ltd. "(Bruden"). In exchange for all the outstanding shares of Bruden the Company issued 60,000,000 common shares. On September 30, 2002

                       DURO ENZYME PRODUCTS, INCORPORATED
                               (FORMERLY HOME WEB)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2002, 2001 AND 2000


NOTE  6:     COMMON  STOCK  (CON'T)
             ----------------------

     the board of directors agreed to review the disposal of Bruden subject to a review of its financial statements. On December 23, 2002 the board of Directors agreed to dispose of Bruden in exchange for the return of the 60,000,000 common shares of the Company.

NOTE  7:     FIXED  ASSETS
             -------------

     The Company's only Fixed assets were part of the Company Bruden Steaming and Vac Truck Services Ltd. as a result of the disposition on December 23, 2002 the assets have been disclosed as part of the Net Liabilities of Bruden and as of December 23, 2002, it has no further Fixed assets.

     For the year ending September 30, 2002, 2001 and 2000 depreciation was $79,321, $0 and $1,321 respectively.

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


                                               For the Nine Months Ended 2000
                                        ----------------------------------------
                                            Income         Shares      Per-Share
                                          (Numerator)   (Denominator)    Amount
                                        --------------  ------------------------
     Income  from  continuing  operations
      available  to  common  stockholders
      basic  earnings  per  share           $ (3,799)     657,778,000  $  (.001)
                                                                       =========

                       DURO ENZYME PRODUCTS, INCORPORATED
                               (FORMERLY HOME WEB)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2002, 2001 AND 2000


NOTE  9:     EARNINGS  PER  SHARE  (CON'T)
             -----------------------------

                                               For the Nine Months Ended 2001
                                        ----------------------------------------
                                            Income         Shares      Per-Share
                                          (Numerator)   (Denominator)    Amount
                                        --------------  ------------------------
Income  from  continuing  operations
 available  to  common  stockholders
 basic  earnings  per  share               $(657,688)     657,778,000   $  (.01)
                                                                       =========


                                               For the Nine Months Ended 2002
                                        ----------------------------------------
                                            Income         Shares      Per-Share
                                          (Numerator)   (Denominator)    Amount
                                        --------------  ------------------------
Income  from  continuing  operations
 available  to  common  stockholders
 basic  earnings  per  share             $(5,161,851)     657,778,000    $(.01)
                                                                       =========


NOTE  11:     LEASES
              ------

     The Company has two five-year leases, one for office space and furnishings and the other for research facilities. A total of $239,990 was charged to rent expense under these leases during the year ending September 30, 2002. These leases are recorded as an operating lease and the amounts paid are charged to expense. The Company has three successive five year renewal options for the research facilities lease. It is expected in the ordinary course of business that the Company will renew the research facility leases at the present location. Subsequent to the year-end the lease was terminated for the main office as a new owner took over the building. The Company is in the process of negotiating new terms for the space and anticipates lowering the rental costs. The Company has terminated its Research operations subsequent to the Balance Sheet date and is looking for alternative uses for the Research facility leased space.

     The Company is committed under its lease to December 31, 2006. Future minimum annual lease payments are due as follows:

               Year                 Amount
               ----                 --------
               2003                 $160,224
               2004                 $160,224
               2005                 $160,224
               2006                 $160,224
               2007                 $40,056.

                       DURO ENZYME PRODUCTS, INCORPORATED
                               (FORMERLY HOME WEB)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2002, 2001 AND 2000


NOTE  12:     ACQUISITION  AND  DISPOSITION
              -----------------------------

     On May 29, 2002 the Company acquired all of the outstanding shares of a private company, Bruden Steaming and Vac Truck Services Ltd. ("Bruden"). The results of Bruden's operations have been included in the consolidated financial statements as loss on discontinued operations. The total loss incurred during the period May 29, 2002 to September 30, 2002 is $12,777. On September 27, 2002 the Board of Directors of the Corporation agreed to review the purchase and the Financial Statements of Bruden. Management determined that the entire amount of Goodwill obtained in the purchase of Bruden should be adjusted to zero. In accordance with Financial Accounting Statement number 144, the goodwill needs to be adjusted prior to any computation of a gain or loss on the disposal of Bruden. On December 23, 2002 Management agreed to dispose of Bruden. Bruden has been included in discontinued operations and its net liabilities of $12,777 included on the Balance Sheet. This computation of gain or loss on the sale of Bruden will be included in the following periods results.

     The aggregate purchase price was 60,000,000 shares of common stock of the Company. The value of the 60,000,000 common shares issued was determined based on the average market price of Duro's common shares over a 2-day period before and after the date of the acquisition.

                       DURO ENZYME PRODUCTS, INCORPORATED
                               (FORMERLY HOME WEB)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2002, 2001 AND 2000


NOTE  12:     ACQUISITION  AND  DISPOSITION  (CON'T)
              --------------------------------------

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. Duro is in the process of valuing goodwill, thus the allocation of the purchase price is subject to refinement.

     Current  assets                      $  101,142
     Fixed  assets                           542,789
     Goodwill                              3,083,000
                                          -----------
     Total  assets  acquired               3,726,931
     Current  liabilities                   (165,415)
     Long  term  debt                       (561,516)
                                          -----------
     Total  liabilities  assumed            (726,931)
     Net  assets  acquired                $3,000,000
                                          ===========

NOTE  13:     SEGMENT  INFORMATION
              --------------------

     All revenue for the year ending September 30, 2002 was derived from Bruden. Bruden has been disposed of on December 23, 2002.

NOTE  14:     GOING  CONCERN
              --------------

     As of September 30, 2002, the Company had net losses from operating activities, which raise substantial doubt about its ability to continue as a going concern.

     The Company plans to acquire new business and raise funds, through debt issuance or through the generation of revenue and achieving profitable operations. It will also continue to pursue acquisitions and joint ventures, to strengthen both its balance sheet and cash-flow.

     Subsequent to the Balance Sheet date the Company has been actively pursuing new acquisitions. Currently the Company is negotiating with several potential businesses that would significantly change the operations of the Company.

     The Company's ability to continue as a going concern is dependent upon raising capital through debt financing and ultimately by generating revenue and achieving profitable operations. There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                       DURO ENZYME PRODUCTS, INCORPORATED
                               (FORMERLY HOME WEB)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2002, 2001 AND 2000


NOTE  15:     SUBSEQUENT  EVENTS
              ------------------

     Subsequent to the Balance Sheet date the Company shut down its enzyme research. Several of the Company's contracts have been amended due to the change in the operation of the business. These actions were taken as management considers its future use of the enzyme technology. Management is also considering the sale of the technology and is in discussions about this. It is highly likely that the operations of the Company will significantly change.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION
------     -----------
3.1****    Amended  and  Restated Articles of Incorporation dated February 5,
           2001

3.2****    Amended  and  Restated  Bylaws  dated  January  8,  2001

4.1**      Specimen Stock Certificate for Shares of Common Stock of the Company

10.1*****  Lease  Agreement  dated  December  12,  2001

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


16.1*****  Letter  from  BDO  Dunwoody,  Chartered Accountants, to the U.S.
           Securities  and  Exchange  Commission

16.2*****  Letter  from  Raber  Mattuck, Chartered Accountants, to the U.S.
           Securities  and  Exchange  Commission

21.1       List of Subsidiaries

23.0       Consent Letter

* Filed on November 20, 2000, as an exhibit to the Company's report on Form 10-QSB for the three months ended September 30, 2000 and incorporated herein by reference
** Filed on December 29, 2000, as an exhibit to the Company's transitional report on Form 10-KSB for the nine months ended September 30, 2000 and incorporated herein by reference
*** Filed on February 14, 2001, as an exhibit to the Company's report on Form 10-QSB for the three months ended December 31, 2000 and incorporated herein by reference.
**** Filed on May 15, 2001, as an exhibit to the Company's report on Form 10-QSB for the three months ended March 31, 2001, and incorporated herein by reference. ***** Filed on December 29, 2001, as an exhibit to the Company's report on Form 10-KSB for the year ended September 30, 2001, and incorporated herein by reference.