Form 10QSB
period 2002-12-31
DURO ENZYME PRODUCTS INC
filed 2003-02-14
CIK 1040227

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002
                               -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------

Commission File Number:     0-30096
                       ----------------


                           DURO ENZYME PRODUCTS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 NEVADA                                 77-0454933
     -------------------------------                ------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)

                              20436 FRASER HIGHWAY
                               LANGLEY, BC V3A 4G2
                     ----------------------------------------
                     (Address of principal executive offices)


                                 (604) 514 3044
                 ------------------------------------------------
                (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to  such  filing  requirements  for  the  past  90  days.  Yes [X]    No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 7, 2003, 657,778,000 shares of common stock, par value $0.001 were issued and outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]

                            DURO ENZYME PRODUCTS INC

                                TABLE OF CONTENTS

                                                                             Page
                                                                             ----
PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . .     3

  Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . .     3

     Independent Accountant's Report Dated February 13, 2003. . . . . . . .     3

     Balance Sheets as of December 31, 2002,
     December 31, 2001, and December 31, 2000 (unaudited) . . . . . . . . .     4

     Statement of Operations for the three months ended December 31, 2002,
     December 31, 2001, and December 31, 2000 (unaudited) . . . . . . . . .     5

     Statement of Shareholders equity for the three months ended
     December 31, 2002, 2001, and 2000 (unaudited). . . . . . . . . . . . .     6

     Statements of Cash Flows for the three months ended
     December 31, 2002, 2001 and 2000 (unaudited) . . . . . . . . . . . . .     7

     Notes to Financial Statements (unaudited). . . . . . . . . . . . . . .     8

  Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations . . . . . . . . . . . . . . . . . . . . . .    18

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .    22

  Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .    22

  Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . .    23

  Item 3.  Defaults upon Senior Securities. . . . . . . . . . . . . . . . .    23

  Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . .    23

  Item 5.  Other information. . . . . . . . . . . . . . . . . . . . . . . .    23

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .    24

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24

                            DURO ENZYME PRODUCTS INC

                        (INDEPENDENT ACCOUNTANT'S REPORT)
                        ---------------------------------




TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
Duro Enzyme Products, Inc.
Langley, British Columbia

                        INDEPENDENT ACCOUNTANT'S REPORT


I have reviewed the accompanying consolidated balance sheets of Duro Enzyme Products, Inc and its subsidiaries as of December 31, 2002, 2001 and 2000 and the related statement of operations stockholders' equity and the statement of cash flows for the three months then ended. All information included in these financial statements is the representation of the management of Duro Enzyme Products, Inc.

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

                                        /s/ Hawkins Accounting

                                        Hawkins Accounting



February 13, 2003

                       DURO ENZYME PRODUCTS, INCORPORATED
                              (FORMERLY HOME WEB)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                        December 31, 2002, 2001 and 2000


ASSETS
                                                            2002         2001          2000
                                                        ------------  -----------  ------------
Current assets
  Cash in bank                                          $    99,533        1,315   $    17,757
  Non-trade receivable                                      130,009           68           749
  Prepaid expenses                                                -            0        27,888
                                                        ------------  -----------  ------------
    Total current assets                                    229,542        1,383        46,394

Other assets
  Licenses (net)                                          1,937,500    2,187,500     2,437,500
                                                        ------------  -----------  ------------
    Total other assets                                    1,937,500    2,187,500     2,437,500
                                                        ------------  -----------  ------------
TOTAL ASSETS                                            $ 2,167,042    2,188,883   $ 2,483,894
                                                        ============  ===========  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and fees                             $ 1,936,320      211,049   $     7,268
  Short term notes                                          641,610      127,496       103,910
                                                        ------------  -----------  ------------
    Total current liabilities                             2,577,930      338,545       111,178

Net Liabilitiy of Subsidiary Disposed                        29,036            0             0
Long term debt                                            2,784,244    2,659,246     2,534,247
                                                        ------------  -----------  ------------
TOTAL LIABILITIES                                         5,391,210    2,997,791     2,645,425
Shareholders' equity
  Preferred stock, 40,000,000 shares authorized $.001
    par value, 0 shares outstanding                               0            0             0
  Common stock, 3,200,000,000 authorized, $.001 par
  value, 657,778,000 outstanding                             87,757       27,507        27,507
  Paid in capital                                         4,288,669    1,347,493     1,347,493
  Deficit accumulated during development stage           (7,600,594)  (2,183,908)   (1,536,531)
                                                        ------------  -----------  ------------
    Total shareholders' equity                           (3,224,168)    (808,908)     (161,531)
                                                        ------------  -----------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 2,167,042    2,188,883   $ 2,483,894
                                                        ============  ===========  ============


    The accompanying notes are an integral part of the financial statements

                       DURO ENZYME PRODUCTS, INCORPORATED
                              (FORMERLY HOME WEB)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
        For the Three month period ended December 31, 2002, 2001 and 2000


                                                                                        Deficit
                                                                                      Accumulated
                                                                                        During
                                                                                      Development
                                            2002           2001           2000           Stage
                                        -------------  -------------  -------------  -------------
Sales                                   $          0              0   $          0   $     18,887
Cost of Sales                                      0              0              0         15,091
                                        -------------  -------------  -------------  -------------
Gross Margin                                       0              0              0          3,796
Expenses
  Advertising                                      0              0              0          1,187
  Amortization                                62,500         62,500         62,500        573,372
  Consulting and professional fees           146,682         68,146         57,975        953,880
  Office and Administration                   64,267            318          1,568        509,672
  Investor communication                           0          1,700              0          8,938
  Travel, meals and entertainment                  0              0              0         13,918
  Rent, utilities and telephone               77,778          9,000              0        357,359
  Research and Development                   111,500              0              0        522,551
  Organization and start up costs                  0              0              0         41,674
  Compensation due stock issuance                  0              0              0      1,254,500
                                        -------------  -------------  -------------  -------------
    Total expenses                           462,727        141,664        122,043      4,237,051
                                        -------------  -------------  -------------  -------------
    (Loss) from operations                  (462,727)      (141,664)      (122,043)    (4,233,255)
Other income (expense)
  Loss on write off assets                         0              0        (55,900)    (3,136,361)
  Interest                                   (32,060)       (31,547)       (31,460)      (304,390)
  Recovery of accounts payable                     0              0         27,388         27,380
  State tax expense                                                              0         (4,000)
                                        -------------  -------------  -------------  -------------
    Total other expenses                     (32,060)       (31,547)       (59,972)    (3,417,371)
                                        -------------  -------------  -------------  -------------
  Loss before discontinued operations       (494,787)      (173,211)      (182,015)    (7,650,626)
    Loss from discontinued operations        (16,259)       (16,259)
    Net loss                            $   (511,046)      (173,211)  $   (182,015)  $ (7,666,885)
                                        =============  =============  =============  =============
Loss per share
  of common stock                       $      (0.01)  $      (0.01)  $     (0.010)  $      (0.01)
Weighted average of
  shares outstanding                     657,778,000    657,528,000    657,528,000    657,778,000
                                        =============  =============  =============  =============


    The accompanying notes are an integral part of the financial statements

                        DURO ENZYME PRODUCTS INCORPORATED
                               (FORMERLY HOME WEB)
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
           For the Three Months ended December 31, 2002, 2001 and 2000


                                                         2000
                                                         ----
                                                                     Deficit
                                                                   Accumulated
                                   Common stock                      During
                             ------------------------   Paid in    Development
                                Shares       Amount     Capital       Stage         Total
                             ------------  --------------------------------------------------
Balance,
   January 1, 2000            27,507,000   $  27,507   $1,347,493  $(1,345,278)  $    29,722
February 23, 2000,
 forward stock split           5,369,400
Consolidation of subsidiary                                             (3,932)       (3,932)
Net loss for the period
   ended December  31, 2000                                           (187,321)     (187,321)
                             ------------  ----------  ----------  ------------  ------------
                              32,876,400   $  27,507   $1,347,493  $(1,536,531)  $  (161,531)
                             ============  ==========  ==========  ============  ============


                                                         2001
                                                         ----
Balance
   September 30, 2001         32,876,400   $  27,507   $1,347,493  $(2,010,697)  $  (635,697)
Net loss for the period
   ended December 31, 2001                                            (173,211)     (173,211)
                             ------------  ----------  ----------  ------------  ------------
                              32,876,400   $  27,507   $1,347,493  $(2,183,908)  $  (808,908)
                             ============  ==========  ==========  ============  ============


                                                         2002
                                                         ----
Balance
   September 30, 2002        657,778,000   $  87,757   $4,288,669  $(7,089,548)  $(2,713,122)

Net loss for the period
   ended December 31, 2002                                            (511,046)     (511,046)
                             ------------  ----------  ----------  ------------  ------------
                             657,778,000   $  87,757   $4,288,669  $(7,600,594)  $(3,224,168)
                             ============  ==========  ==========  ============  ============


    The accompanying notes are an integral part of the financial statements

                        DURO ENZYME PRODUCTS INCORPORATED
                               (FORMERLY HOME WEB)
                          (A Development Stage Company)
              CONSOLIDATED STATEMENT OF CASH FLOWS-INDIRECT METHOD
        For the Three month period ended December 31, 2002, 2001 and 2000


                                                                                                       Cash flows
                                                                                                       Accumulated
                                                                                                         During
                                                                                                       Development
                                                                 2002           2001         2000         Stage
                                                           ----------------  -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $      (511,046)    (173,211)  $ (182,015)  $(7,679,662)
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                                     62,500       62,500        62500       571,788
  Stock issued for services                                                                              1,254,500
  Expensing of organization costs                                                                            2,366
  Increase in accounts payable                                      21,235       65,684        89085     1,622,494
  Decrease (Increase) in accounts receivable                       (27,846)           2          701      (131,459)
  Increase in Prepaid Expenses                                           -            0        -4375             0
  Recovery from accounts payable                                         -            0            0       (27,388)
  Loss on disposal of assets                                             -            0        51861     3,136,311
  Increase in Assets to be Disposed                                 16,259                                  29,036
  Increase in accrued liabilities                                  313,826            0            0       341,714
                                                           ----------------  -----------  -----------  ------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                                      (125,072)     (45,025)      17,757      (880,300)
INVESTING ACTIVITIES
  Increase in other assets                                                                                  13,366
  Purchase of license                                                    0            0            0     2,500,000
  Purchase of equipment                                                                                  3,050,149
                                                           ----------------  -----------  -----------  ------------
NET CASH USED IN INVESTING ACTIVITIES                                    -            0            0     5,563,515
FINANCING ACTIVITIES
  Sale of common stock                                                   -                         0       181,425
  Retained earnings of subsidiary                                        -            0            0        (3,932)
  Increase in paid in Capital                                            -                               2,940,001
  Long term debt                                                    31,506       31,506                  2,784,244
  Short term notes                                                 194,361       11,645                    641,610
                                                           ----------------  -----------  -----------  ------------
NET CASH GENERATED FROM FINANCING ACTIVITIES                       225,867       43,151                  6,543,348
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                      100,795       (1,874)           0        99,533
Cash and cash equivalents at the beginning of the period            (1,262)       3,189       17,757             0
                                                           ----------------  -----------  -----------  ------------
CASH AND CASH EQUIVALENTS AT THE END OF
  THE PERIOD                                               $        99,533   $    1,315   $   17,757   $    99,533
                                                           ================  ===========  ===========  ============


    The accompanying notes are an integral part of the financial statements

                            DURO ENZYME PRODUCTS INC

                              (FORMERLY HOME WEB )
                          (A DEVELOPMENT STAGE COMPANY)
       NOTES TO THE FINANCIAL STATEMENTS FOR DECEMBER 31, 2002, 2001 & 2000

NOTE 1:     SIGNIFICANT ACCOUNTING POLICIES
            -------------------------------

Nature  of  business
--------------------
     Duro Enzyme Products, Inc. (the Company) and its wholly owned subsidiaries are acquiring revenue generating businesses that will enable the Company to apply its licensed stable enzyme technologies to generate revenues to fund the pursuit of the current business plan. On December 13, 2002 the Company ceased its research activities into the stable enzyme technology and on January 6, 2003 disposed a subsidiary. The Company is actively seeking new areas of business and has several potential acquisitions.

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

     During the period the Company purchased all the outstanding shares of Bruden Steaming and Vac Truck Services Ltd. The transaction was accounted for by the purchase method

                            DURO ENZYME PRODUCTS INC

                              (FORMERLY HOME WEB )
                          (A DEVELOPMENT STAGE COMPANY)
      NOTES TO THE FINANCIAL STATEMENTS FOR DECEMBER 31, 2002, 2001 & 2000

NOTE 1:     SIGNIFICANT  ACCOUNTING  POLICIES  (CON'T)
            ------------------------------------------

     of  accounting  for  business  combinations.

     On December 23, 2002 the Board of Directors agreed to dispose of Bruden and on January 6, 2003 an agreement was signed with the former owner to dispose of the business. The results of Bruden Steaming and Vac Truck Services Ltd. during the period are included as discontinued operations in the financial statements.

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

Comprehensive  Income
---------------------
     Generally accepted accounting principles require the inclusion of the statement of Comprehensive Income for certain transactions involving gain or loss on foreign

                            DURO ENZYME PRODUCTS INC

                              (FORMERLY HOME WEB )
                          (A DEVELOPMENT STAGE COMPANY)
      NOTES TO THE FINANCIAL STATEMENTS FOR DECEMBER 31, 2002, 2001 & 2000

NOTE 1:     SIGNIFICANT  ACCOUNTING  POLICIES  (CON'T)
            ------------------------------------------

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

     On December 23, 2002 the Board of Directors agreed to dispose of Bruden and on January 6, 2003 an agreement was signed with the former owner to dispose of the business. The results of Bruden Steaming and Vac Truck Services Ltd. during the period are included as discontinued operations in the financial statements.

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


NOTE  4:     RELATED  PARTY  TRANSACTION
             ---------------------------

     A total of $127,429 was accrued in consultant services for the period ending December 31, 2002 and $30,000 December 31, 2001. The total outstanding and unpaid is $415,258 at December 31, 2002 and was $60,000 at December 31, 2001. Eleven (11) companies,

                            DURO ENZYME PRODUCTS INC

                              (FORMERLY HOME WEB )
                          (A DEVELOPMENT STAGE COMPANY)
      NOTES TO THE FINANCIAL STATEMENTS FOR DECEMBER 31, 2002, 2001 & 2000

NOTE 4:     RELATED  PARTY  TRANSACTION  (CON'T)
            ------------------------------------

     which are owned or controlled by shareholders or creditors of the Company, have provided services and expertise to the Company during this period.

     During the period ended December 31, 2002, the Company endorsed Research and Development Service Agreements with a company owned by a creditor of the Company. This agreement retains the Founder's company's expertise and services for research, development, design, and related consultations. A consulting fee is charged at a standard rate, established by the consultants. An additional 15% is charged on incurred costs as an administrative, overhead and handling charge. The initial term of the Agreements dated is five consecutive years. All successive renewals effective automatically with the lapse of the current term. The long-term debt owed is also owed to the creditor in the amount of $2,784,244. At December 31, 2001 the amount owed was $2,659,246.

     Short-term loans of $225,867 were advanced to the Company by three shareholders during the period ending December 31, 2002. $43,151 was advanced during the Period ended December 31, 2001. The funds were used for operating capital.

     The Company has two 5-year leases for facilities. One lease is for office space and furnishings. This lease has accrued rent at the end of December 31, 2002, of $223,653 and $60,000 at December 31, 2001. The other lease is for Research space. It has accrued rent at the end of December 31, 2002, of $163,118, $NIL at December 31, 2001. Both leases are held by shareholders of the Company, who own the premises. Subsequent to the period end on December 31, 2002 the lease was terminated for the main office as a new owner took over the building. The Company is in the process of negotiating new terms for the space and anticipates lowering the rental costs.

     The Company has accrued fees of $742,664 to December 31, 2002 for a 36-month Technology, Operations, Maintenance, Research & Development, Engineering and Training consulting contract with a company owned by shareholders. The contract was entered into on January 1, 2002. On December 13, 2002 the contract was cancelled and both parties agreed to repay the outstanding fees from revenue generated by the Company.

     The Company has accrued fees of $126,692 to December 31, 2002, for a 4-month Office, Accounting & Administration contract with a company owned by shareholders who own less than 5% of DEPI authorized and issued shares. The Company entered into the contract for the period of time necessary to prepare its in-house office, accounting, and administrative department. The duration of the contact was from January 1, 2002, to

                            DURO ENZYME PRODUCTS INC

                              (FORMERLY HOME WEB )
                          (A DEVELOPMENT STAGE COMPANY)
      NOTES TO THE FINANCIAL STATEMENTS FOR DECEMBER 31, 2002, 2001 & 2000

NOTE 4:     RELATED  PARTY  TRANSACTION  (CON'T)
            ------------------------------------

     April 30, 2002. On December 23, 2002 both parties agreed to repay the outstanding fees from revenue generated by the Company.

NOTE 5:     INCOME  TAXES
            -------------

     The benefit for income taxes from operations consisted of the following components: current tax benefit of $234,000 for December 31, 2002 resulting from a net loss before income taxes, and deferred tax expenses of $234,000 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2013.

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

                            DURO ENZYME PRODUCTS INC

                              (FORMERLY HOME WEB )
                          (A DEVELOPMENT STAGE COMPANY)
      NOTES TO THE FINANCIAL STATEMENTS FOR DECEMBER 31, 2002, 2001 & 2000

NOTE 6:     COMMON  STOCK  (CON'T)
            ----------------------

     On May 29, 2002 the Company acquired a new business, Bruden Steaming and Vac Truck Services Ltd. "(Bruden"). In exchange for all the outstanding shares of Bruden the Company issued 60,000,000 common shares. On September 30, 2002

     The board of directors agreed to review the disposal of Bruden subject to a review of its financial statements. On December 23, 2002 the board of Directors agreed to dispose of Bruden. On January 6, 2003 in exchange for the return of the 60,000,000 common shares of the Company the Company disposed of Bruden to the former owner.

NOTE 7:     FIXED  ASSETS
            -------------

     The Company's only Fixed assets were part of the Company Bruden Steaming and Vac Truck Services Ltd. as a result of the disposition on Janaury 6, 2003 the assets have been disclosed as part of the Net Liabilities of Bruden and as of Janaury 6, 2003 it has no further Fixed assets.

     For the period ending December 31, 2002, 2001 and 2000 depreciation was $Nil, $Nil and $Nil respectively.

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

                            DURO ENZYME PRODUCTS INC

                              (FORMERLY HOME WEB )
                          (A DEVELOPMENT STAGE COMPANY)
      NOTES TO THE FINANCIAL STATEMENTS FOR DECEMBER 31, 2002, 2001 & 2000

                            DURO ENZYME PRODUCTS INC


     NOTE 9:   EARNINGS PER SHARE (CON'T)
               --------------------------

                                               For the Period Ended 2000
                                        ----------------------------------------
                                           Income        Shares       Per-Share
                                        (Numerator)   (Denominator)    Amount
                                        ------------  --------------------------

     Income from continuing operations
      available to common stockholders
      basic earnings per share          $  (182,015)    657,528,000  $    (0.01)
                                                                     ===========


                                                For the Period Ended 2001
                                        ----------------------------------------
                                           Income        Shares       Per-Share
                                        (Numerator)   (Denominator)    Amount
                                        ------------  --------------------------

     Income from continuing operations
      available to common stockholders
      basic earnings per share          $  (173,211)    657,528,000  $    (0.01)
                                                                     ===========


                                               For the Period Ended 2002
                                        ----------------------------------------
                                           Income        Shares       Per-Share
                                        (Numerator)   (Denominator)    Amount
                                        ------------  --------------------------

     Income from continuing operations
      available to common stockholders
      basic earnings per share          $  (511,046)    657,778,000  $     (.01)
                                                                     ===========



NOTE 11:  LEASES
          ------

     The Company has two five-year leases, one for office space and furnishings and the other for research facilities. A total of $68,812 was charged to rent expense under these leases during the period ending December 31, 2002. These leases are recorded as an operating lease and the amounts paid are charged to expense. The Company has three successive five year renewal options for the research facilities lease. It is expected in the ordinary course of business that the Company will renew the research facility leases at the present location. Subsequent to the year-end the lease was terminated for the main office as a new owner took over the building. The Company is in the process of negotiating new terms for the space and anticipates lowering the rental costs. The Company has terminated its Research operations subsequent to the Balance Sheet date and is looking for alternative uses for the Research facility leased space.

                            DURO ENZYME PRODUCTS INC

                              (FORMERLY HOME WEB )
                          (A DEVELOPMENT STAGE COMPANY)
     NOTES  TO  THE  FINANCIAL  STATEMENTS  FOR  DECEMBER  31, 2002, 2001 & 2000

NOTE 11:  LEASES (CON'T)
          --------------

     The Company is committed under its lease to December 31, 2006. Future minimum annual lease payments are due as follows:

                           Year                     Amount
                           ----                    --------
                           2003                    $160,224
                           2004                    $160,224
                           2005                    $160,224
                           2006                    $160,224
                           2007                    $ 40,056

NOTE 12:  BUSINESS COMBINATION
          --------------------

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

NOTE 13:  ACQUISITION AND DISPOSITION
          ---------------------------

     On May 29, 2002 the Company acquired all of the outstanding shares of a private company, Bruden Steaming and Vac Truck Services Ltd. ("Bruden"). The results of Bruden's operations have been included in the consolidated financial statements as loss on discontinued operations. The total loss incurred during the period May 29, 2002 to September 30, 2002 is $12,777 and an additional loss of $16,259 to December 31, 2002. On September 27, 2002 the Board of Directors of the Corporation agreed to review the purchase and the Financial Statements of Bruden. Management determined that the entire amount of Goodwill obtained in the purchase of Bruden should be adjusted to zero. In accordance with Financial Accounting Statement number 144, the goodwill needs to be adjusted prior to any computation of a gain or loss on the disposal of Bruden. On December 23, 2002 Management agreed to dispose of Bruden and on January 6, 2003 and agreement was signed. Bruden has been included in discontinued operations and its net liabilities of $29,036 included on the Balance Sheet. This computation of gain or loss on the sale of Bruden will be included in the following periods results.

     The aggregate purchase price was 60,000,000 shares of common stock of the Company. The value of the 60,000,000 common shares issued was determined based on the average

                            DURO ENZYME PRODUCTS INC

                              (FORMERLY HOME WEB )
                          (A DEVELOPMENT STAGE COMPANY)
      NOTES TO THE FINANCIAL STATEMENTS FOR DECEMBER 31, 2002, 2001 & 2000

NOTE 13:  ACQUISITION AND  DISPOSITION (CON'T)
          ------------------------------------

     market price of Duro's common shares over a 2-day period before and after the date of the acquisition.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. Duro is in the process of valuing goodwill, thus the allocation of the purchase price is subject to refinement.

     Current assets                  $   101,142
     Fixed assets                        542,789
     Goodwill                          3,083,000
                                     ------------
     Total assets acquired             3,726,931
     Current liabilities                (165,415)
     Long term debt                     (561,516)
                                     ------------
     Total liabilities assumed          (726,931)
     Net assets acquired              $3,000,000
                                     ============

NOTE 14:  SEGMENT INFORMATION
          -------------------

     All revenue for the year ending September 30, 2002 was derived from Bruden. Bruden has been disposed of on January 6, 2003.

NOTE 15:  GOING CONCERN
          -------------

     As of December 31, 2002, the Company had net losses from operating activities, which raise substantial doubt about its ability to continue as a going concern.

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

     The Company's ability to continue as a going concern is dependent upon raising capital through debt financing and ultimately by generating revenue and achieving profitable operations. There is no assurance that the Company will be successful in its efforts to

                            DURO ENZYME PRODUCTS INC

                               FORMERLY HOME WEB )
                          (A DEVELOPMENT STAGE COMPANY)
      NOTES TO THE FINANCIAL STATEMENTS FOR DECEMBER 31, 2002, 2001 & 2000

NOTE 15:  GOING CONCERN (CON'T)
          ---------------------

     raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 16:  SIGNIFICANT EVENTS
          -------------------

     On December 13, 2002 the Company shut down its enzyme research. Several of the Company's contracts have been amended due to the change in the operation of the business. These actions were taken as management considers its future use of the enzyme technology. Management is also considering the sale of the technology and is in discussions about this. It is highly likely that the operations of the Company will significantly change.

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

                                    OVERVIEW

Duro Enzyme Products Inc. (the "Company") is a Nevada corporation, incorporated on September 15, 1995. The Company has progressed significantly from the development stage.

The Company's Directors agreed to dispose of an Operating Subsidiary, Bruden Steaming and Vac Truck Service Ltd. on December 23, 2002 and signed an agreement on January 6, 2003 to complete the disposal. The Company will receive 60,000,000 shares of its own common stock in return for Bruden Steaming and Vac Truck Service Ltd.

The Company executed a worldwide license agreement (the "License Agreement") between 529473 B.C. Ltd. and Duro Enzyme Solutions Inc., a wholly-owned subsidiary of the Company, on September 21, 2000. The License Agreement entitles the Company to continue research and commercial development of the stable enzyme technology, as well as its use anywhere in the world. On December 13, 2002 the Company ceased all its research activity. The Company is currently evaluating its licensed technology agreements with 529473 B.C. Ltd. but has not made any decisions as to the future on this particular business.

The Company has been negotiating with new business partners on several new business lines but no formal agreements have been reached.

                              STATUS OF OPERATIONS

The Company has two wholly owned subsidiaries, one of which has a wholly owned subsidiary:

                            DURO ENZYME PRODUCTS INC

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

On October 22, 2002 the Company's Board of Directors accepted the resignation of Larry Gold as a Director.

On December 24, 2002 the Company's Board of Directors accepted the resignation of Ralph Petruzzo as a Director.

                               PLAN OF OPERATIONS

Over the next quarter the Company plans to seek new business opportunities. The Company has been negotiating with new business partners on several new business lines but no formal agreements have been reached.

Operating Costs and Expenses
----------------------------

The Company incurred operating expenses of $462,727 during the three month period ended December 31, 2002, which was an increase of $321,063 over operating expenses of $141,664 incurred by the Company during the three-month period ended December 31, 2001. The increased operating expenses resulted from an increase in consulting fees, professional fees, office costs and research costs which were discontinued on December 13, 2002.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002 the Company has a net stockholders' deficit of $7,600,594, with accumulated losses during the development stage of $7,666,885 including a loss of $511,046 during the quarter. The current working capital deficit is $2,348,388 compared with a working capital deficit of $337,162 for the period ended December 31, 2001. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. In addition, there can be no guarantee that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company, or at all.

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

                            DURO ENZYME PRODUCTS INC

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

Two of the Company's creditors Earthscape Maintenance Inc. and Brampton Holdings Ltd. The liability amounts to $915,631.

Consulting fees $415,258 were outstanding and unpaid as of December 31, 2002. Eleven (11) companies, owned or controlled by creditors and/or shareholders, provided consulting services, expertise, and knowledge to the Company during the period.

Rent of $223,653, which is owed to Brampton Holdings Ltd., has accrued for office space and furnishings. Brampton is owned by Sharon Branconnier and Jolene Fuller, wife and daughter, respectively, of an individual considered by the SEC to possibly be the founder of the Company.

Rent of $163,118, which is owed to Sanclair Holdings Ltd., has accrued on research and development facilities. Sharon Branconnier is the owner of Sanclair and wife of an individual considered by the SEC to possibly be the founder of the Company.

On January 1, 2002, the Company entered into a 36-month Technology, Operations, Maintenance, Research & Development, Engineering and Training consulting contract with Earthscape Maintenance Inc., a company owned by Jolene Fuller and Fred Fuller, daughter and son-in-law of an individual considered by the SEC to possibly be the founder of the Company. Under this contact, Earthscape Maintenance has earned fees of $742,664 to December 31, 2002. The Contract was terminated on December 13, 2002 when the Company ceased all Research activity. Earthscape Maintenance Inc. agreed to accept repayment of their accrued fees only after the Company has earned revenue.

                            DURO ENZYME PRODUCTS INC

While the Company organized its in-house office, administration, and accounting department, it entered into a 4-month Office, Accounting & Administration contract with Brampton Holdings Ltd., owned by Sharon Branconnier and Jolene Fuller, wife and daughter, respectively, of the individual considered by the SEC to be the possible founder of the Company. Brampton Holdings earned fees of $126,692 to December 31, 2002. Brampton Holdings Ltd. agreed to accept repayment of their accrued fees only after the Company has earned revenue.

Under the SEC's rules, Mr. Rene Branconnier and Dr. Robert Jackman (The Former President) may be considered promoters or founders of Duro Enzymes Private and, following the October 16, 2000, voluntary share exchange, the Company. Dr. Robert Jackman owns 30,000,000 (post-split 20-1) shares of the Company and during 2001 provided consulting services to the Company through FL Tech Inc. Mr. Rene Branconnier owns 15,000,000 (post split 20-1) shares of the Company and during 2002 provided consulting services to the Company through 529473 B.C. Ltd. and Sanclair Holdings Ltd. for which $24,000 and $85,573 was accrued respectively. The Company's Board of Directors approved agreements between 529473 B.C. Ltd., the Company, and its subsidiaries. The Founder owns 529473 B.C. Ltd. and is accordingly beneficiary of agreements and arrangements between it and the Company. FL Tech, a company controlled by Dr. Robert Jackman, performed consulting work for 529473 B.C. Ltd.

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

                            DURO ENZYME PRODUCTS INC

---------------

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

None.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

None.

ITEM  5.  OTHER  INFORMATION
----------------------------

On December 23, 2002, the Company agreed to dispose of Bruden Steaming and Vac Truck Service Ltd. ("Bruden"). The acquisition closed on January 6, 2003. The transaction is structured as an acquisition of all of Bruden's outstanding stock by Dennis Branconnier. The consideration for the transaction is the return of 60,000,000 shares of the Company's common stock to the Company. The Company has filed a report on Form 8-K disclosing the transaction on January 20, 2003.

On October 22, 2002, the company's Board of Directors accepted the resignation of Larry Gold as a Director of Duro Enzyme Products Inc. and Duro Enzyme Solutions Inc.

On December 24, 2002, the company's Board of Directors accepted the resignation of Ralph Petruzzo as a Director of Duro Enzyme Products Inc. and Duro Enzyme Solutions Inc.

                            DURO ENZYME PRODUCTS INC


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

Exhibits
--------

     23.1  Consent  of  Independent  Accountant



REPORTS  ON  FORM  8-K
----------------------

January 20, 2003 - Form 8K announcing the disposition of Bruden Steam and Vac Truck Service




                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DURO ENZYME PRODUCTS INC.


DATE:  February 13, 2002                               /s/ Perry Smith
       ---------------------                           -----------------
                                                 Name:  Perry Smith
                                                 Title: President