Form 10QSB
period 2003-03-31
DURO ENZYME PRODUCTS INC
filed 2003-05-15
CIK 1040227

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  March  31,  2003
                                    ----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                     to
                                   -------------------    -------------------

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

                           201 - 20436 FRASER HIGHWAY
                               LANGLEY, BC V3A 4G2
                               -------------------
                     (Address of principal executive offices)


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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 12, 2003, 657,778,000 shares of common stock, par value $0.001 were issued and outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]    No [X]


                                TABLE OF CONTENTS


                                                                              Page
                                                                              ----
PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . 3

  Item 1. Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . 3

          Balance Sheets as of March 31, 2003,
          March 31, 2002, and March 31, 2001 (unaudited). . . . . . . . . . . 4

          Statement of Operations for the six months ended March 31, 2003
          March 31, 2002, and March 31, 2001 (unaudited). . . . . . . . . . . 5

          Statement of Operations for the three months ended March 31, 2003
          March 31, 2002, and March 31, 2001 (unaudited). . . . . . . . . . . 6

          Statement of Shareholders equity for the six months ended
          March 31, 2003, 2002, and 2001 (unaudited). . . . . . . . . . . . . 7

          Statements of Cash Flows for the Six months ended
          March 31, 2003, 2002 and 2000 (unaudited) . . . . . . . . . . . . . 8

          Notes to Financial Statements (unaudited) . . . . . . . . . . . . . 9

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . . . . 16

  Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . 21

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 22

  Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 22

  Item 2. Changes in Securities and Use of Proceeds . . . . . . . . . . . . . 23

  Item 3. Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . 23

  Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . 23

  Item 5. Other information . . . . . . . . . . . . . . . . . . . . . . . . . 23

  Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 24

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

                       DURO ENZYME PRODUCTS, INCORPORATED
                              (FORMERLY HOME WEB)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                          March 31, 2003, 2002 and 2001

ASSETS
                                                            2003          2002          2001
                                                        ------------  ------------  ------------
Current assets
  Cash in bank                                          $    40,613   $     3,877   $    12,595
  Non-trade receivable                                      147,929        36,065           763
  Prepaid expenses                                            5,655             0        22,688
                                                        ------------  ------------  ------------
    Total current assets                                    194,197        39,942        36,046
Other assets
  Licenses (net)                                          1,937,500     2,125,000     2,375,000
                                                        ------------  ------------  ------------
    Total other assets                                    1,937,500     2,125,000     2,375,000
                                                        ------------  ------------  ------------
TOTAL ASSETS                                            $ 2,131,697   $ 2,164,942   $ 2,411,046
                                                        ============  ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and fees                             $ 2,047,939   $   720,194   $    16,096
  Short term notes                                          857,629       232,604       103,266
                                                        ------------  ------------  ------------
    Total current liabilities                             2,905,568       952,798       119,362

Long term debt                                            2,784,244     2,690,068     2,565,069
                                                        ------------  ------------  ------------

TOTAL LIABILITIES                                         5,689,812     3,642,866     2,684,431
Shareholders' equity
  Preferred stock, 40,000,000 shares authorized $.001
    par value, 0 shares outstanding                               0             0             0
  Common stock, 3,2000,000,000 authorized, $.001 par
  value, 657,778,000 outstanding                             27,757        27,507        27,507
  Paid in capital                                         4,348,669     1,347,493     1,347,493
  Retained deficit                                       (7,748,635)   (2,852,924)   (1,648,385)
  Accumulated other comprenhensive income                  (185,906)            0             0
                                                                                    ------------
    Total shareholders' equity                           (3,558,115)   (1,477,924)     (273,385)
                                                        ------------  ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 2,131,697   $ 2,164,942   $ 2,411,046
                                                        ============  ============  ============

    The accompanying notes are an integral part of the financial statements

                       DURO ENZYME PRODUCTS, INCORPORATED
                              (FORMERLY HOME WEB)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
            For the Six months endedd March 31, 2003, 2002 and 2001

                                            2003           2002           2001
                                        -------------  -------------  -------------
Sales                                   $          0   $          0   $          0
Cost of Sales                                      0              0              0
                                        -------------  -------------  -------------
Gross Margin                                       0              0              0
Expenses
  Advertising                                     55
  Amortization                                62,500        125,000        125,000
  Bad Debt                                         0          1,450
  Consulting and professional fees           287,017        267,096         70,140
  Office and Administration                   79,873        152,188          3,668
  Investor communication                           0         11,086          3,065
  Travel, meals and entertainment                  0
  Rent, utilities and telephone               98,329         92,174
  Research and Development                   111,500        132,323
  Organization and start up costs                  0
  Compensation due stock issuance                  0              0
                                        -------------  -------------  -------------
    Total expenses                           639,274        779,867        203,323
                                        -------------  -------------  -------------
    (Loss) from operations                  (639,274)      (779,867)      (203,323)
Other income (expense)
  Loss on write off assets                         0              0        (55,824)
  Interest                                   (32,590)       (62,360)       (62,102)
  Recovery of accounts payable                     0              0         27,380
                                        -------------  -------------  -------------
    Total other expenses                     (32,590)       (62,360)       (90,546)
                                        -------------  -------------  -------------
  Loss before Discontinued Operations       (671,864)      (842,227)      (293,869)
    Gain from Discontinued Operations         12,777

    Net loss                            $   (659,087)  $   (842,227)  $   (293,869)
                                        =============  =============  =============
Adjusted Loss per share
  of common stock                       $      (0.01)  $      (0.01)  $      (0.01)
Adjusted Weighted average of
  shares outstanding                     657,778,000    657,528,000    657,528,000
                                        =============  =============  =============

    The accompanying notes are an integral part of the financial statements

                       DURO ENZYME PRODUCTS, INCORPORATED
                              (FORMERLY HOME WEB)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
         For the Three month period ended March 31, 2003, 2002 and 2001

                                            2003           2002           2001
                                        -------------  -------------  -------------
Sales                                   $          0   $          0   $          0
Cost of Sales                                      0              0              0
                                        -------------  -------------  -------------
Gross Margin                                       0              0              0
Expenses
  Advertising                                     55
  Amortization                                     0         62,500         62,500
  Bad Debt                                         0                             0
  Consulting and professional fees           140,334        198,950         12,165
  Office and administration                   15,606        151,870          3,550
  Investor communication                           0          9,386          3,065
  Travel, meals and entertainment                  0
  Rent, utilities and telephone               20,552         83,174
  Research and Development                         0        132,323
  Organization and start up costs
  Compensation due stock issuance
                                        -------------  -------------  -------------
    Total expenses                           176,547        638,203         81,280
                                        -------------  -------------  -------------
    (Loss) from operations                  (176,547)      (638,203)       (81,280)
Other income (expense)
  Loss on write off assets                         0              0              0
  Interest                                      (530)       (30,813)       (30,574)
  Recovery of accounts payable                     0              0              0
                                                   0
                                        -------------
    Total other expenses                        (530)       (30,813)       (30,574)
  Loss before discontinued operations       (177,077)      (669,016)      (111,854)
    Gain on discontinued operations           29,036
    Net loss                            $   (148,041)  $   (669,016)  $   (111,854)
                                        =============  =============  =============
Loss per share
  of common stock                       $      (0.01)  $      (0.01)  $      (0.01)
Weighted average of
  shares outstanding                     657,778,000    657,528,000    657,528,000
                                        =============  =============  =============

    The accompanying notes are an integral part of the financial statements

                       DURO ENZYME PRODUCTS, INCORPORATED
                              (FORMERLY HOME WEB)
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             For the Six Months ended March 31, 2003, 2002 and 2001

                                      2001
                                      ----

                                                                                                 Accumulated
                                                Common stock             Paid in                    Other
                                         -----------------------------
                                                                                      Retained   Comprehensive
                                            Shares         Amount        Capital      Deficit       Income       Total
                                         ------------  ---------------  ----------  ------------  ----------  -----------
Balance,
September 30, 2000                         32,876,400  $       27,507   $1,347,493  $(1,536,531)                (161,531)

Net loss for the period
ended March 31, 2001                                                                   (293,869)                (293,869)
                                         ------------  ---------------  ----------  ------------  ----------  -----------
                                           32,876,400  $       27,507   $1,347,493  $(1,830,400)  $       0     (455,400)
                                         ============  ===============  ==========  ============              ===========

                                                                           2002
                                                                        ----------

Balance
September 30, 2001                         32,876,400  $       27,507   $1,347,493  $(2,183,908)                (808,908)
March 4, 2002,
forward stock split                       624,651,600
Net loss for the period
ended March 31, 2002                                                                   (842,227)                (842,227)
                                         ------------  ---------------  ----------  ------------  ----------  -----------
                                          657,528,000  $       27,507   $1,347,493  $(3,026,135)  $       0   (1,651,135)
                                         ============  ===============  ==========  ============              ===========

                                                                           2003
                                                                        ----------

Balance
September 30, 2002                        657,778,000  $       87,757   $4,288,669  $(7,089,548)  $       0   (2,713,122)
Stock returned on disposal                                    (60,000)      60,000                                     0
Foreign Currency Translation Adjustment                                                            (185,906)    (185,906)
Net Income for the period
ended March 31, 2003                                                                   (659,087)                (659,087)
                                         ------------  ---------------  ----------  ------------  ----------  -----------
                                          657,778,000  $       27,757   $4,348,669  $(7,748,635)  $(185,906)  (3,558,115)
                                         ============  ===============  ==========  ============  ==========  ===========

              See accompanying notes and accountant's review report

                        DURO ENZYME PRODUCTS INCORPORATED
                              (FORMERLY HOME WEB)
                          (A Development Stage Company)
              CONSOLIDATED STATEMENT OF CASH FLOWS-INDIRECT METHOD
          For the Six month period ended March 31, 2003, 2002 and 2001

                                                             2003        2002        2001
                                                          ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $(659,087)  $(842,227)  $(293,869)
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                              62,500     125,000     125,000
  Stock issued for services
  Expensing of organization costs
  Increase in accounts payable                              446,680     566,811     132,465
  Decrease (Increase) in accounts receivable                (45,766)    (35,995)        687
  Increase in Prepaid Expenses                               (5,655)          0      (3,549)
  Recovery from accounts payable                                  0           0           0
  Loss (gain) on disposal of assets, writedowns                   0           0      51,861
  Gain on disposal of Discontinued Operations               (12,777)
  Increase in accrued liabilities                                                         0
                                                          ----------  ----------  ----------
NT CASH PROVIDED BY OPERATING
  ACTIVITIES                                               (214,105)   (186,411)     12,595
INVESTING ACTIVITIES
  Increase in other assets
  Disposal of license                                             0           0           0
  Purchase of equipment
                                                          ----------  ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES                             0           0
FINANCING ACTIVITIES
  Sale of common stock                                            0                       0
  Retained earnings of subsidiary                                 0           0           0
  Increase (decrease) in paid in Captial                          0
  Long term debt                                             31,506      62,328
  Short term notes                                          410,380     124,771
                                                          ----------  ----------  ----------
NET CASH GENERATED FROM FINANCING ACTIVITIES                441,886     187,099
Effect of exchange rate changes on cash                    (185,906)
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                41,875         688           0
Cash and cash equivalents at the beginning of the period     (1,262)      3,189      12,595
                                                          ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT THE END OF
  THE PERIOD                                              $  40,613   $   3,877   $  12,595
                                                          ==========  ==========  ==========

    The accompanying notes are an integral part of the financial statements

NOTE 1:     SIGNIFICANT ACCOUNTING POLICIES
            -------------------------------

Nature  of  business
--------------------
     Duro Enzyme Products, Inc. (the Company) has applied to have its name changed to EAPI Entertainment, Inc. The name change is to more accurately reflect the Company's current business activities, which began in the quarter, of developing business for the electronic entertainment market. The Company is seeking to acquire revenue generating businesses or projects with long term potential that will enable the Company to generate revenues to fund the current business plan in the electronic entertainment market. On December 13, 2002 the Company ceased its research activities into the stable enzyme technology and on May 5, 2003 after the period end disposed of its Licensed technology (See Note 3). On January 6, 2003 the Company also disposed a subsidiary. The Company is actively seeking new areas of business in the electronic entertainment market and has several potential acquisitions.

Name  change
------------
     The Company was incorporated under the laws of the State of Nevada on September 15, 1995. The Company was original y formed to sell wholesale gourmet and specialty cheese on the Internet. On October 16, 2000 a merger was completed with a private company (Duro Enzyme Products, Inc.) in which shares were exchanged one for 28,800,000. As a result of the share exchange, the shareholders of Duro Enzyme Products Inc. became the majority shareholders of the common stock of the Company. The Company's name was formally changes to Duro Enzyme Products, Inc. on February 5, 2001 at a special shareholders meeting. The accounting year was changed from a December 31 year-end to a September 30 year-end. The Company has filed to have its name changed to EAPI Entertainment, Inc. in May, 2003 but the process has not been completed.

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

Principles  of  Consolidation
-----------------------------
     The consolidated financial statements include the accounts of Duro Enzyme Products,

NOTE  1:     SIGNIFICANT  ACCOUNTING  POLICIES  (CON'T)
             ------------------------------------------

     Inc. and its wholly owned subsidiaries:
     Duro Enzyme Solutions, Inc.-Nevada,
     USA  Duro  Enzyme  Solutions,  Inc.-British  Columbia  Canada

     On May 30, 2002 the Company purchased all the outstanding shares of Bruden Steaming and Vac Truck Services Ltd. The transaction was accounted for by the purchase method of accounting for business combinations.

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

Intangible  and  other  assets
------------------------------
     The cost of purchase of other assets is recorded at the purchase price of the contract and amortized over its useful life not to exceed 10 years using the straight-line method. Amortization cost for Period ended March 31, 2003 is $62,500 and September 30, 2002 and 2001 is $250,000 each year.
     No Amortization was taken in the period January 1 - March 31, 2003 due to the recovery on the license termination.

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

NOTE  2:     LOSS/  GAIN  ON  DISPOSAL  OF  ASSETS
             -------------------------------------

     Pursuant to the decision made by the board of directors to change the focus of the company from the sale of gourmet food and speciality cheese on the Internet to the Research and development of the license and manufacture of unique stable and natural enzymes and specialty end products the equipment and trade name that was used to promote the sale of the gourmet food and specialty cheese was abandoned. The management of the Company made the decision to recognize the loss for the year ending September 30, 2001.

     On December 23, 2002 the Board of Directors agreed to dispose of Bruden and on January 6, 2003 an agreement was signed with the former owner to dispose of the business. The results of Bruden Steaming and Vac Truck Services Ltd. during the period are included as discontinued operations in the financial statements.

NOTE  3:     LICENSE
             -------

     In  September  2000,  the  Company,  through  its  subsidiary  Duro  Enzyme
     Solutions, Inc. Nevada, USA, entered into a License and Distribution Agreement to use exclusive stable enzyme production technology, both current and further developed by the Company from its own research for the term of the agreement. The purchase price of this license is $2,500,000 and was satisfied by a promissory note bearing interest at a rate of 5% per annum which does not commence until the Company begins selling stable enzymes. At that time, the Company is obligated to pay, within five years, the principal amount and any accrued interest. Interest will continue to accrue throughout the term of the note. Royalty payments equal to 2.5% of gross revenue generated by the Company from use of the licensed technologies will be paid by the Company on a quarterly basis. The $2,500,000 was being amortized over a 10-year period using the straight-line method.

     On May 5, 2003 the Company agreed to terminate the License agreement. The Recovery on the License termination has been recorded in the financial statements.

     This  License  was  with  a  related  party.  See  note  4.

NOTE 4:     RELATED PARTY TRANSACTION
            -------------------------

     A total of $263,482 was accrued in consultant services for the period ending March 31, 2003 and $72,532 March 31, 2002. The total outstanding and unpaid is $450,568 at March 31, 2003 and was $192,532 at March 31, 2002.
     Twelve (12) companies, which are owned or controlled by shareholders or creditors of the Company, have provided services and expertise to the Company during this period.

     During the period ended March 31, 2003 the Company endorsed Research and Development Service Agreements with a company owned by a creditor of the Company. The Agreement was canceled in December 2002. This agreement retained the Founder's company's expertise and services for research, development, design, and related consultations. A consulting fee was charged at a standard rate, established by the consultants. An additional 15% was charged on incurred costs as an administrative, overhead and handling charge. The long-term debt owed has been canceled but was also owed to the creditor, however the amount is $NIL. At March 31, 2002 the amount owed was $2,690,068.

     Short-term loans of $441,886 were advanced to the Company by three shareholders during the period ending March 31, 2003. $124,771 was advanced during the period ended March 31, 2002. The funds were used for operating capital.

     The Company had two 5-year leases for facilities. Both were terminated by mutual agreement in December 2002. One lease was for office space and furnishings. This lease has accrued rent at the end of March 31, 2003 of $223,653 and $75,145 at March 31, 2002. The other lease was for research space. It has accrued rent at the end of March 31, 2003, of $163,118, $13,333 at March 31, 2002. Both leases were held by shareholders of the Company, which own the premises.

     The Company has accrued fees of $742,664 for a 36-month Technology, Operations, Maintenance, Research & Development, Engineering and Training consulting contract with a company owned by shareholders. The contract was entered into on January 1, 2002. On December 13, 2002 the contract was cancelled and both parties agreed to repay the outstanding fees from revenue generated by the Company.

     The Company has accrued fees of $126,692 for a 4-month Office, Accounting & Administration contract with a company owned by shareholders who own less than 5% of DEPI authorized and issued shares. The Company entered into the contract for the period of time necessary to prepare its in-house office, accounting, and administrative department. The duration of the contact was from January 1, 2002, to April 30, 2002. On December 23, 2002 both parties agreed to repay the outstanding fees from revenue generated by the Company.

NOTE  5:     INCOME  TAXES
             -------------

     The benefit for income taxes from operations consisted of the following components: current tax benefit of $234,000 for March 31, 2003 resulting from a net loss before income taxes, and deferred tax expenses of $234,000 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2013.

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

NOTE  7:     FIXED  ASSETS
             -------------

     The Company's only fixed assets were part of the Company Bruden Steaming and Vac Truck Services Ltd. as a result of the disposition on January 6, 2003 the assets have been transferred back to Bruden and it has no further fixed assets, only leased and rented equipment.


NOTE  8:     NOTES  PAYABLE
             --------------

     Note payable had annual interest of 5% per annum. Note is tied to purchase of the license agreement. Payment terms are tied to the commencing of sales by the Company. Interest accrues until such time as six months from first date of sales. At such time, principal plus accrued interest will be repaid over five years.Note Payable was canceled as part of the license termination agreement of May 5, 2003. The accrued interest payable was not paid and is included in recovery on license termination in the financial statements.

     Short-term  borrowings  were from related parties and are discussed in Note
     4.

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

                                           For the Period Ended 2001
                                    ----------------------------------------
                                       Income        Shares       Per-Share
                                    (Numerator)   (Denominator)    Amount
                                    ------------  -------------  -----------

Income from continuing operations
  available to common stockholders
  basic earnings per share          $  (173,221)    657,528,000  $    (0.01)
                                    ============  =============  ===========

                                           For the Period Ended 2002
                                    ----------------------------------------
                                       Income        Shares       Per-Share
                                    (Numerator)   (Denominator)    Amount
                                    ------------  -------------  -----------

Income from continuing operations
  available to common stockholders
  basic earnings per share          $  (511,046)    657,528,000  $    (0.01)
                                    ============  =============  ===========

                                          For the Period Ended 2003
                                    ----------------------------------------
                                       Income        Shares       Per-Share
                                     (Numerator)  (Denominator)    Amount
                                    ------------  -------------  -----------
Income from continuing operations
  available to common stockholders
  basic earnings per share          $  (659,087)    657,778,000  $    (0.01)
                                    ============  =============  ===========

NOTE  11:     LEASES
              ------

     The Company had two five-year leases, one for office space and furnishings and the other for research facilities. Both were terminated in December 2003 by mutual agreement. The main office building was taken over by a new owner and all research activities ceased in December 2002. A total of $68,812 was charged to rent expense under these leases during the period ending December 31, 2002. These leases were recorded as an operating lease and the amounts paid are charged to expense. The Company has negotiated a new lease with the new owner for a three-year term for the main office space. The rental expense charged in the period to March 31, 2003 on the new lease is $16,928 with total rent expense for the six months of $85,740. The Company is committed under its lease to January 31, 2006. Future minimum annual lease payments are due as follows:

                        Year                    Amount
                        ----                   --------
                        2004                    $66,400
                        2005                    $66,400
                        2006                    $55,333
                                               --------
                             Total             $188,133
                                               ========

NOTE  12:     BUSINESS  COMBINATION
              ---------------------

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

NOTE  13:     ACQUISITION  AND  DISPOSITION
              -----------------------------

     On May 29, 2002 the Company acquired all of the outstanding shares of a private company, Bruden Steaming and Vac Truck Services Ltd. ("Bruden"). On January 6, 2003 all the outstanding shares of Bruden were disposed of in exchange for the return of 60,000,000 common shares of the Company. The results of Bruden's operations in the period and the gain on the disposition have been included in the consolidated financial statements as discontinued operations. The total loss incurred during the period May 29, 2002 to September 30, 2002 is $12,777 and a gain during the period to January 6, 2003 of $12,777. On September 27, 2002 the Board of Directors of the Corporation agreed to review the purchase and the Financial Statements of Bruden. Management determined that the entire amount of Goodwill obtained in the purchase of Bruden should be adjusted to zero. In accordance with Financial Accounting Statement number 144, the goodwill needs to be adjusted prior to any computation of a gain or loss on the disposal of Bruden. On December 23, 2002 Management agreed to dispose of Bruden and on January 6, 2003 and agreement was signed.

     The aggregate purchase price was 60,000,000 shares of common stock of the Company. The value of the 60,000,000 common shares issued was determined based on the average market price of Duro's common shares over a 2-day period before and after the date of the acquisition.

     On May 5, 2003 the Company agreed to terminate it License agreement of Note
     3. In December 2002 all research ceased and the Company was assessing if it should continue with the technology licensed. The Company concluded that they no longer wished to pursue this technology and entered into negotiation to terminate the License. This was concluded with an agreement on May 5, 2003. This termination of License resulted in a recovery on License Termination of $846,744. This is included as an extraordinary item on the financial statements.

NOTE  14:     INCOME  FROM  DISCONTINUED  OPERATIONS
              --------------------------------------

     The income from discontinued operations results from the time the Company owned Bruden until its disposition on January 6, 2003.

NOTE  15:     GOING  CONCERN
              --------------

     As of March 31, 2003 the Company had net losses from operating activities, which raise substantial doubt about its ability to continue as a going concern.

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

NOTE  16:     SIGNIFICANT  AND  SUBSEQUENT  EVENTS
              ------------------------------------

     On December 13, 2002 the Company shut down its enzyme research. Several of the Company's contracts have been amended due to the change in the operation of the business. These actions were taken as management considers its future use of the enzyme technology.

     On  May  5,  2003 the Company agreed to terminate it License agreement (See
     Note 3). The Company concluded that they no longer wanted to pursue this technology and entered into negotiation to terminate the License. This was concluded with an agreement on May 5, 2003.

     On May 9, 2003 the Company filed to have its name changed to "EAPI Entertainment, Inc." and have the shareholders approve the name change, a share rollback of 50 to 1 and an amendment to the articles of incorporation to decrease the authorized share capital to 500,000,000 common shares. This is being proposed by the board of directors to more accurately reflect the Company's current business activities of developing businesses for the electronic entertainment market. Our board of directors believes that the new name will promote public recognition of the Company and more accurately reflect the Company's products and business focus.

     As a result of this the operations of the Company will significantly change.

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

OVERVIEW

Duro Enzyme Products Inc. (the "Company") is a Nevada corporation, incorporated on September 15, 1995. The Company remains in the development stage. The Company has not generated any revenue to date.

The Company is currently undertaking the reorganization of its corporate affairs in connection with the determination of the board of directors to pursue business opportunities in the areas of computer entertainment and education. The steps undertaken by the Company to complete this reorganization are outlined below under "Recent Corporate Events". The Company has been negotiating with new business partners on several new business lines in the electronic entertainment industry, but no formal agreements have been reached.

RECENT  CORPORATE  EVENTS

The Company disposed of its former operating subsidiary, Bruden Steaming and Vac Truck Service Ltd., on January 6, 2003. The Company sold the subsidiary to Mr. Dennis Branconnier, the original owner of Bruden Steaming and Vac Truck Service Ltd., in consideration of the transfer by Mr. Dennis Branconnier of 60,000,000 shares of the Company's common stock to the Company. These 60,000,000 shares are the shares originally issued to Mr. Dennis Branconnier upon completion of the original acquisition of Bruden Steaming and Vac Truck Service Ltd. by the Company from Mr. Dennis Branconnier on May 29, 2002. The board of directors determined that this business that would not add value to the Company in the short or long-term and was not a good fit with the Company's direction. Mr. Dennis Branconnier is the nephew of Mr. Rene Branconnier, one of the Company's founders.

The board of directors of the Company determined not to pursue the development of the stable enzyme production technology that had been licensed to it by 529473 B.C. Ltd. (the "Licensor") As a consequence of this determination, the Company entered into a termination agreement with the Licensor on May 5, 2003. Under the termination agreement, the Company has agreed to the termination of all license agreements with the Licensor and in consideration, the Licensor has agreed to the cancellation of the promissory note made by the Company in favor of the Licensor in the principal amount of $2,500,000 and to forgive accrued interest of $284,244.05 under the promissory note. The Company had conducted research of the stable enzyme technology but had not generated any revenues from this technology. The exchange of the promissory note and forgiveness of the accrued interest for the termination of the license agreements resulted in the elimination of $2,752,738 of long-term liabilities and an extraordinary gain on license termination of $846,744. This extraordinary gain has been recorded on the Company's financial statements for the period ended March 31, 2003 as a subsequent event that existed as of March 31, 2003.

On March 24, 2003, the board of directors approved the change of the Company's name to "EAPI Entertainment, Inc.", a share rollback of 50 to 1 and an amendment to the articles of incorporation to decrease the authorized share capital to 500,000,000 common shares. These actions are subject to the approval of the shareholders of the Company. The Company has filed a Schedule 14A proxy statement in connection with the solicitation of the consent of the shareholders of the Company's to these matters. The name change is being proposed by the board of directors in order that the Company's new name will more accurately reflect the Company's products and business focus.

The Company had previously disclosed that it was actively seeking new business activities. The Company's board of directors identified two distinct business prospects in March, 2003 in the areas of computer entertainment and educational training, as discussed under Plan of Operations below.

                               PLAN OF OPERATIONS

The Company's plan of operations is to pursue two separate business prospects identified in the areas of computer entertainment and educational training.

The first business prospect is the development of an educational software program that would enable the delivery of on-line safety courses to members of the construction trades in the province of Alberta, Canada. The Company has retained consultants to enable it to complete the preliminary work necessary to submit a proposal to develop and deliver the educational programs. The proposal is to be submitted to a government owned agency that has the mandate of delivering safety education to workers in the Alberta construction industry. The Company's bid will be submitted by May 8, 2003, the deadline for submission of bids. The government agency is anticipated to make an award of the contract by the end of June 2003. There is no assurance that the Company's proposal will be accepted. If the Company's proposal is accepted, the Company would be required to deliver the on-line educational programs by September 23, 2003. The

Company anticipates that it would retain the consultants it has worked with to develop the preliminary proposal to complete this work. The Company would require additional financing in order to enable it to complete and deliver the on-line educational program if its proposal is accepted.

The second business prospect is the development of action-based computer entertainment games. The Company entered into negotiations with the principals of an arms-length company that has been established to develop, market and sell computer games. The Company conducted due diligence investigations of the targeted business and determined based on these investigations not to proceed with the negotiation of any acquisition or other business combination agreement. Subsequent to the termination of negotiations, the Company has pursued discussions with several of the principals of the targeted business. The Company has contemplated hiring these principals as consultants in order that they could develop computer games for the Company which the Company would then market and sell. To date, the negotiations have not resulted in the execution of any letter of intent or definitive agreements.

The Company's endeavours into the areas of software development and electronic entertainment remain preliminary. No businesses or assets have been acquired by the Company and there is no assurance that any business or assets will be acquired. In addition, the Company contemplates that it will have to raise substantial financing in order to pursue any new business activities. There is no assurance that any required financing will be achieved. If the Company does enter into an agreement to acquire a new business or assets, the Company contemplates that shareholders will not have the opportunity to vote on the transaction in view of the fact that shareholder approval would not be required under the Company's governing corporate statute, Chapter 78 of the Nevada Revised Statutes entitled "Private Corporations".

Over the next quarter the Company plans to seek new business opportunities in the electronic entertainment industry and obtain the educational software program bid. The Company has been negotiating with new business partners on several new electronic entertainment business opportunities but no formal agreements have been reached.

In addition to these prospects, the Company plans to pursue the identification of additional business prospects in the areas of educational software, additional software development and electronic entertainment. Due to the Company's limited cash and working capital deficit, there is no assurance that the Company will be able to pursue any business prospects that are identified.

In the next twelve months the Company estimates that it will spend approximately $1,500,000 in pursuing its stated plan of operations. Of this amount approximately $270,000 will be comprised of overhead expenses and $1,230,000
will  be  comprised  of  computer  software  development  costs.   The  actual
expenditures will depend on whether the Company is awarded the contract for the on-line educational training and whether the Company is able to enter into any other computer development activities. The Company's requirements are expected to increase if the Company is able to enter into agreements that would enable it to pursue the development of action-based computer entertainment games. There is no assurance that the Company will be able to obtain the necessary financing to pursue its plan of operations due to its limited cash reserves and its working capital deficit.

Operating  Costs  and  Expenses
-------------------------------

The Company incurred operating expenses of $639,274 during the six month period ended March 31, 2003, which was a decrease of $140,593 over operating expenses of $779,867 incurred by the Company during the six-month period ended March 31, 2002. The decreased operating expenses resulted from a decrease in amortization of $62,500, a decrease in Office, administration and investor communication of $83,401 but an increase in consulting and professional fees of $19,921. The ceased Research significantly reduced costs in the quarter. The Company does expect to increase costs in the following period in anticipation of new business.

Overall, the total expenses of the Company decreased with the exchange gain increasing the total expenses over the previous period marginally.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of March 31, 2003 the Company has a net stockholders' deficit of $2,711,371, with accumulated losses during the development stage of $1,485,189, including net income of $301,751 during the period. The current working capital deficit is $2,711,371 as at March 31, 2003 compared with a working capital deficit of $912,856 as at March 31, 2002. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. In addition, there can be no guarantee that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company, or at all.

The Company will require additional financing in order to enable it to proceed with its plan of operations, as discussed above under Plan of Operations. The Company anticipates that it will require approximately $1,500,000 over the next twelve months to finance its stated plan of operations. These cash requirements are in excess of the Company's current cash and working capital resources. Accordingly, the Company will require additional financing in order to continue operations. The Company plans to complete an equity financing or equity financings through a private placement of the Company's common stock in order to raise the funds necessary to enable the Company to proceed with its plan of operations. The Company has no arrangements in place for any additional financing and there is no assurance that the Company will achieve the required additional funding. There is no assurance that any party will advance additional funds to the Company in order to enable it to sustain its plan of operations.

529473 B.C. Ltd., the company that had a license agreement with the Company, has provided the Company with short-term loans totaling $857,629 as at March 31, 2003.

Two of the Company's creditors Earthscape Maintenance Inc. and Brampton Holdings Ltd. The liability amounts to $915,631.

Consulting fees of $450,568 were outstanding and unpaid as of December 31, 2002. Twelve (12) companies, owned or controlled by creditors and/or shareholders, provided consulting services, expertise, and knowledge to the Company during the period.

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

Under this contact, Earthscape Maintenance has earned fees of $742,664 to March 31, 2003. The Contract was terminated on December 13, 2002 when the Company ceased all Research activity. Earthscape Maintenance Inc. agreed to accept repayment of their accrued fees only after the Company has earned revenue.

While the Company organized its in-house office, administration, and accounting department, it entered into a 4-month Office, Accounting & Administration contract with Brampton Holdings Ltd., owned by Sharon Branconnier and Jolene Fuller, wife and daughter, respectively, of the individual considered by the SEC to be the possible founder of the Company. Brampton Holdings earned fees of $126,692 to March 31, 2003. Brampton Holdings Ltd. agreed to accept repayment of their accrued fees only after the Company has earned revenue.

Under the SEC's rules, Mr. Ren Branconnier and Dr. Robert Jackman (The Former President, who no longer consults for the Company) may be considered promoters or founders of Duro Enzymes Private and, following the October 16, 2000, voluntary share exchange, the Company. Dr. Robert Jackman owns 30,000,000 (post-split 20-1) shares of the Company and during 2001 provided consulting services to the Company through FL Tech Inc. Mr. Ren Branconnier owns
15,000,000 (post split 20-1) shares of the Company and during 2002 provided consulting services to the Company through 529473 B.C. Ltd. and Sanclair Holdings Ltd. for which $24,000 and $85,573 was accrued respectively. The Company's Board of Directors approved agreements between 529473 B.C. Ltd., the Company, and its subsidiaries. The Founder owns 529473 B.C. Ltd. and is accordingly beneficiary of agreements and arrangements between it and the Company. FL Tech, a company controlled by Dr. Robert Jackman, performed consulting work for 529473 B.C. Ltd.

The Company plans to utilize a combination of internally generated funds from operations and potential debt and / or equity financing to fund its longer-term growth over a period of two to five years, subject to the Company obtaining the necessary business assets to achieve this financing. The availability of future financing will depend on market conditions. The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to rapidly expand its new operations.

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


ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, Mr. Perry Smith. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in its periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

As of May 5, 2003 the Company has terminated its License agreement related to the Technology alleged by Thermo Tech Technologies Inc. to have been appropriated. The Company now has no interest in any of the Technology in dispute in the lawsuit.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

The Company did not complete any unregistered sales of its common stock during our fiscal quarter ended March 31, 2003.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to the Company's security holders for a vote during the fiscal quarter ended March 31, 2003.

The Company filed a Definitive Schedule 14A Proxy Statement on May 12, 2003 in connection with the solicitation of the consent of the shareholders of the Company to approve the following matters:

1) The reverse split of the Company's outstanding shares of common stock on the basis of one new share of common stock for each 50 currently issued and outstanding shares of common stock without correspondingly change the Company's number of authorized shares of common stock;

2) The amendment to the articles of incorporation to change the name of the Company from "DURO ENZYME PRODUCTS INC." TO "EAPI ENTERTAINMENT, INC."; and

3) The amendment to the articles of incorporation to decrease the number of authorized shares of common stock of the Company from 3,200,000,000 shares to 500,000,000 shares.

ITEM 5.  OTHER INFORMATION
--------------------------

On December 23, 2002, the Company agreed to dispose of Bruden Steaming and Vac Truck Service Ltd. ("Bruden"). The acquisition closed on January 6, 2003. The transaction is structured as an acquisition of all of Bruden's outstanding stock by Dennis Branconnier. The consideration for the transaction is the return of 60,000,000 shares of the Company's common stock to the Company. The Company has filed a report on Form 8-K disclosing the transaction on January 22, 2003.

On May 5, 2003 the Company agreed to terminate its License agreement. In return for the canceled License agreement with a book value of $1,937,500 the Company eliminated $2,752,738 of long-term liabilities resulting in an extraordinary recovery on license termination of $846,744. The Company is in the process of preparing a Form 8-K reporting the termination.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
--------- ----------------------------------------------------------------------

10.1 Termination of License Agreements between the Duro Enzyme Solutions Inc. (Nevada), Duro Enzyme Solutions Inc. (B.C.) and 529473 B.C. Ltd. dated May 5, 2003

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section  906  of  the  Sarbanes-Oxley  Act  of  2002  (1)

--------------------------------------------------------------------------------

(1)     Filed as an Exhibit to this Quarterly Report on Form 10-QSB

--------------------------------------------------------------------------------


REPORTS  ON  FORM  8-K

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on January 22, 2003 announcing the disposition of Bruden Steam and Vac Truck Service.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                DURO ENZYME PRODUCTS INC.


DATE: May 15, 2003                              /s/ Perry Smith
      -------------------                      ------------------------
                                                Name: Perry Smith
                                                Title:  President

                                 CERTIFICATIONS

I, PERRY SMITH, Chief Executive Officer and Chief Financial Officer of Duro Enzyme Products, Inc. (the "Registrant"), certify that;

(1) I have reviewed this quarterly report on Form10-QSB of Duro Enzyme Products, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 15, 2003                /s/ Perry Smith
                                   ------------------------------
                                   (Signature)

                                   CHIEF  EXECUTIVE  OFFICER
                                   AND  CHIEF  FINANCIAL  OFFICER
                                   ------------------------------
                                   (Title)