Form 10QSB
period 2003-06-30
DURO ENZYME PRODUCTS INC
filed 2003-08-14
CIK 1040227

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  June  30,  2003
                                    ---------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from________________to_________________

Commission  File  Number:     0-30096
                              -------

                            EAPI ENTERTAINMENT, INC.
                            ------------------------
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

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 11, 2003, 13,155,560 shares of common stock, par value $0.001 were issued and outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . .   3

  Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . . . .   3

          Balance Sheets as of June 30, 2003,
          June 30, 2002, and June 30, 2001 (unaudited) . . . . . . . . . . .   3

          Statement of Operations for the Nine months ended June 30, 2003
          June 30, 2002, and June 30, 2001 (unaudited) . . . . . . . . . . .   4

          Statement of Operations for the three months ended June 30, 2003
          June 30, 2002, and June 30, 2001 (unaudited) . . . . . . . . . . .   5

          Statement of Shareholders equity for the Nine months ended
          June 30, 2003, 2002, and 2001 (unaudited). . . . . . . . . . . . .   6

          Statements of Cash Flows for the Nine months ended
          June 30, 2003, 2002 and 2001 (unaudited) . . . . . . . . . . . . .   7

          Notes to Financial Statements (unaudited). . . . . . . . . . . . .   8

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . .  17

  Item 3. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . .  22

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .  24

  Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  24

  Item 2. Changes in Securities and Use of Proceeds. . . . . . . . . . . . .  25

  Item 3. Defaults upon Senior Securities. . . . . . . . . . . . . . . . . .  25

  Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . .  25

  Item 5. Other information. . . . . . . . . . . . . . . . . . . . . . . . .  26

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  26

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

                                 ENZYME PRODUCTS, INCORPORATED)
                                   CONSOLIDATED BALANCE SHEET
                                  June 30, 2003, 2002 and 2001
ASSETS
                                                            2003          2002          2001
                                                        ------------  ------------  ------------
Current assets
  Cash in bank                                          $      (514)  $   (11,561)  $    11,946
  Non-trade receivable                                      183,011        73,878           864
  Prepaid expenses                                            6,160           965        23,210
                                                        ------------  ------------  ------------
    Total current assets                                    188,657        63,282        36,020
Other assets
  Licenses (net)                                                  0     2,062,500     2,312,500
                                                        ------------  ------------  ------------
    Total other assets                                            0     2,062,500     2,312,500
                                                        ------------  ------------  ------------
TOTAL ASSETS                                            $   188,657   $ 2,125,782   $ 2,348,520
                                                        ============  ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and fees                             $ 2,412,766   $ 1,242,490   $   126,221
  Short term notes                                        1,089,199       182,541             0
                                                        ------------  ------------  ------------
    Total current liabilities                             3,501,965     1,425,031       126,221

Net Liabilitiy of Subsidiary Disposed                             0         5,611
Long term debt                                                    0     2,881,562     2,593,493
                                                        ------------  ------------  ------------

TOTAL LIABILITIES                                         3,501,965     4,312,204     2,719,714
Shareholders' equity
  Preferred stock, 40,000,000 shares authorized $.001
    par value, 0 shares outstanding                               0             0             0
  Common stock, 500,000,000 authorized, $.001 par
  value, 13,155,560 outstanding                              27,757        87,757        27,507
  Paid in capital                                         4,348,669     1,362,243     1,347,493
  Retained deficit                                       (7,244,899)   (3,636,422)   (1,746,194)
  Accumulated other comprenhensive income                  (444,835)            0             0
                                                                                    ------------
    Total shareholders' equity                           (3,313,308)   (2,186,422)     (371,194)
                                                        ------------  ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $   188,657   $ 2,125,782   $ 2,348,520
                                                        ============  ============  ============


              See accompanying notes and accountant's review report

                                 EAPI ENTERTAINMENT, INC.
                       (FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
                           CONSOLIDATED STATEMENT OF OPERATIONS
               For the Nine month period ended June 30, 2003, 2002 and 2001

                                                        2003          2002          2001
                                                    ------------  ------------  ------------
Sales                                               $         0   $         0   $         0
Cost of Sales                                                 0             0             0
                                                    ------------  ------------  ------------
Gross Margin                                                  0             0             0
Expenses
  Advertising                                               405             0             0
  Amortization                                           62,500       187,500       187,500
  Bad Debt                                                    0             0         1,450
  Consulting and professional fees                      572,754       447,601        73,962
  Office and Administration                              95,842       393,307         4,057
  Investor communication                                  3,476        56,051         3,065
  Travel, meals and entertainment                           759         1,944             0
  Rent, utilities and telephone                         134,532       161,898             0
  Research and Development                              111,500       270,282             0
  Organization and start up costs                             0             0             0
  Compensation due stock issuance                             0             0             0
                                                    ------------  ------------  ------------
    Total expenses                                      981,768     1,518,583       270,034
                                                    ------------  ------------  ------------
    (Loss) from operations                             (981,768)   (1,518,583)     (270,034)
Other income (expense)
  Loss on asset write off                                     0       (51,861)
  Interest                                              (33,104)     (102,500)      (97,163)
  Income Tax Benefit                                          0         1,600
  Recovery of accounts payable                                0             0        27,380
                                                    ------------  ------------  ------------
    Total other expenses                                (33,104)     (100,900)     (121,644)
                                                    ------------  ------------  ------------
  Loss before Discontinued Operations                (1,014,872)   (1,619,483)     (391,678)
    Gain from Discontinued Operations                    12,777       (10,174)
    Extraordinary Recovery on License Termination       846,744
                                                    ------------  ------------  ------------
    Net loss                                        $  (155,351)  $(1,629,657)  $  (391,678)
                                                    ============  ============  ============
Adjusted Loss per share
  of common stock                                   $     (0.01)  $     (0.11)  $     (0.03)
Adjusted Weighted average of
  shares outstanding                                 13,155,560    14,355,560    13,150,560
                                                    ============  ============  ============


              See accompanying notes and accountant's review report

                                 EAPI ENTERTAINMENT, INC.
                       (FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
                           CONSOLIDATED STATEMENT OF OPERATIONS
               For the Three month period ended June 30, 2003, 2002 and 2001

                                                        2003          2002          2001
                                                    ------------  ------------  ------------
Sales                                               $         0   $         0   $         0
Cost of Sales                                                 0             0             0
                                                    ------------  ------------  ------------
Gross Margin                                                  0             0             0
Expenses
  Advertising                                               350             0             0
  Amortization                                                0        62,500        62,500
  Bad Debt                                                    0             0             0
  Consulting and professional fees                      285,739       198,950        12,165
  Office and administration                              15,969       151,870         3,550
  Investor communication                                  3,476         9,386         3,065
  Travel, meals and entertainment                           759             0             0
  Rent, utilities and telephone                          36,202        83,174
  Research and Development                                    0       132,323             0
  Organization and start up costs
  Compensation due stock issuance
                                                    ------------  ------------  ------------
    Total expenses                                      342,495       638,203        81,280
                                                    ------------  ------------  ------------
    (Loss) from operations                             (342,495)     (638,203)      (81,280)
Other income (expense)
  Loss on write off assets                                    0             0             0
  Interest                                                 (514)      (30,813)      (30,574)
  Recovery of accounts payable                                0             0             0
                                                    ------------  ------------  ------------
    Total other expenses                                   (514)      (30,813)      (30,574)
  Loss before Extraordinary recovery                   (343,009)     (669,016)     (111,854)
    Extraordinary Recovery on License Termination       846,744
    Net income (loss)                               $   503,735   $  (669,016)  $  (111,854)
                                                    ============  ============  ============
Earnings (Loss) per share
  of common stock                                   $      0.04   $     (0.05)  $     (0.01)
Weighted average of
  shares outstanding                                 13,155,560    14,355,560    13,150,560
                                                    ============  ============  ============


              See accompanying notes and accountant's review report

                                                EAPI ENTERTAINMENT, INC.
                                    (FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
                                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               For the Nine Months ended June 30, 2003, 2002 and 2001

                                                         2,001
                                                                                               Accumulated
                                                 Common stock                                     Other
                                         ---------------------------   Paid in     Retained   Comprehensive
                                            Shares         Amount      Capital      Deficit       Income       Total
                                         -------------  ------------  ----------  ------------  ----------  -----------
Balance,
   September 30, 2000                      32,876,400   $    27,507   $1,347,493  $(1,354,516)                  20,484

Net loss for the period
   ended June 30, 2001                                                               (391,678)                (391,678)
                                         -------------  ------------  ----------  ------------  ----------  -----------
                                           32,876,400   $    27,507   $1,347,493  $(1,746,194)  $       0     (371,194)
                                         =============  ============  ==========  ============  ==========  ===========

                                                        2,002
Balance
   September 30, 2001                      32,876,400   $    27,507   $1,347,493  $(2,006,765)                (631,765)
March 4, 2002,
 forward stock split                      624,651,600
Issuance of Shares for
Consulting fees                               250,000           250       14,750                                15,000
Stock to Issue on acquisition              60,000,000        60,000                                             60,000
Net loss for the period
   ended June 30, 2002                                                             (1,629,657)              (1,629,657)
                                         -------------  ------------  ----------  ------------  ----------  -----------
                                          717,778,000   $    87,757   $1,362,243  $(3,636,422)  $       0   (2,186,422)
                                         =============  ============  ==========  ============              ===========

                                                        2003
Balance
   September 30, 2002                     717,778,000   $    87,757   $4,288,669  $(7,089,548)  $       0   (2,713,122)
Stock returned on disposal                (60,000,000)      (60,000)      60,000                                     0
Foreign Currency Translation Adjustment                                                          (444,835)    (444,835)
May 27, 2003,
 Reverse stock split                     (644,622,440)
Net loss for the period
   ended June 30, 2003                                                               (155,351)                (155,351)
                                         -------------  ------------  ----------  ------------  ----------  -----------
                                           13,155,560   $    27,757   $4,348,669  $(7,244,899)  $(444,835)  (3,313,308)
                                         =============  ============  ==========  ============  ==========  ===========



              See accompanying notes and accountant's review report

                                  EAPI ENTERTAINMENT, INC.
                        (FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
                    CONSOLIDATED STATEMENT OF CASH FLOWS-INDIRECT METHOD
                For the Nine month period ended June 30, 2003, 2002 and 2001

                                                              2003          2002          2001
                                                          ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $  (155,351)  $(1,629,657)  $  (391,678)
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                                62,500       187,500       187,500
  Stock issued for services                                                  15,000
  Expensing of organization costs
  Increase in accounts payable                                811,507     1,089,107       167,226
  Decrease (Increase) in accounts receivable                  (80,848)      (73,808)          586
  Increase in Prepaid Expenses                                 (6,160)         (965)       (3,549)
  Recovery from accounts payable                                                  0             0
  Loss (gain) on disposal of assets, writedowns              (846,744)            0        51,861
  Gain on disposal of Discontinued Operations                 (12,777)        5,611
  Increase in accrued liabilities                                                               0
                                                          ------------  ------------  ------------
NT CASH PROVIDED BY OPERATING
  ACTIVITIES                                                 (227,873)     (407,212)       11,946
INVESTING ACTIVITIES
  Increase in other assets                                                        0    (2,500,000)
  Disposal of license                                       2,500,000             0             0
  Purchase of equipment                                                           0
                                                          ------------  ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                       2,500,000             0    (2,500,000)
FINANCING ACTIVITIES
  Sale of common stock                                              0        60,000             0
  Retained earnings of subsidiary                                   0             0             0
  Increase (decrease) in paid in Captial                            0
  Long term debt                                           (2,468,494)      257,754     2,500,000
  Short term notes                                            641,950        74,708
                                                          ------------  ------------  ------------
NET CASH GENERATED FROM FINANCING ACTIVITIES               (1,826,544)      392,462     2,500,000
Effect of exchange rate changes on cash                      (444,835)
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                     748       (14,750)       11,946
Cash and cash equivalents at the beginning of the period       (1,262)        3,189             0
                                                          ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT THE END OF
  TE PERIOD                                               $      (514)  $   (11,561)  $    11,946
                                                          ============  ============  ============


              See accompanying notes and accountant's review report

NOTE 1:     SIGNIFICANT ACCOUNTING POLICIES
            -------------------------------

Nature  of  business
--------------------
     EAPI Entertainment, Inc. (The "Company") was incorporated under the laws of the State of Nevada on September 15, 1995. The Company's current business activities, which began in the previous quarter, include developing business for the electronic entertainment market. The Company is seeking to acquire revenue generating businesses or projects with long term potential that will enable the Company to generate revenues to fund the current business plan in the electronic entertainment market.

Name  change
------------
     On May 9, 2003 the Company filed to have its name changed to EAPI Entertainment, Inc. and on May 27, 2003 the name change was approved and effective. On February 5, 2001 the Company's name was changes to Duro Enzyme Products, Inc. at a special shareholders meeting. The accounting year was changed from a December 31 year-end to a September 30 year-end.

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

Principles  of  Consolidation
-----------------------------
     The consolidated financial statements include the accounts of EAPI Entertainment, Inc., and its three wholly owned subsidiaries one of which owns five subsidiaries:
     EAPI  Center  Inc.
     Duro Enzyme Solutions, Inc. - Nevada, USA (Name to be changed) Electronic Systems Alliance Inc. (To be changed from Duro Enzyme Solutions, Inc.)

     EASI  Studios  Inc.
     SuperNet  Computing  Inc.
     EASI  Games  Inc.
     EASI  Education  Inc.
     EASI  Movies,  Music  Television  and  Video  Inc.

     All  material  inter-company  transactions  have  been  eliminated.

NOTE 1:     SIGNIFICANT ACCOUNTING POLICIES (CON'T)
            ---------------------------------------

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

Intangible  and  other  assets
------------------------------
     The cost of purchase of other assets is recorded at the purchase price of the contract and amortized over its useful life not to exceed 10 years using the straight-line method. Amortization cost for the nine-month period ended June 30, 2003 is $62,500 and June 30, 2002 and 2001 is $187,500 each year. No Amortization was taken in the period January 1 - June 30, 2003 due to the recovery on the license termination.

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

Material  Adjustments
---------------------
     Management is not aware of any material adjustment that needs to be made to the financial statements.

Foreign  Currency
-----------------
     The functional currency of the Company is US$. A significant subsidiary conducts its business in a foreign currency (CDN$) and appropriate exchange adjustments are made during the period and at the period end to report the results in US$.

NOTE  2:     LOSS/  GAIN  ON  DISPOSAL  OF  ASSETS
             -------------------------------------

     On December 23, 2002 the Board of Directors agreed to dispose of Bruden and on January 6, 2003 an agreement was signed with the former owner to dispose of the business. The results of Bruden Steaming and Vac Truck Services Ltd. during the period are included as discontinued operations in the financial statements.

     In  September  2000,  the  Company,  through  its  subsidiary  Duro  Enzyme
     Solutions, Inc. Nevada, USA, entered into a License and Distribution Agreement to use exclusive stable enzyme production technology, both current and further developed by the Company from

NOTE  2:     LOSS/  GAIN  ON  DISPOSAL  OF  ASSETS  (CON'T)
             ----------------------------------------------

     its own research for the term of the agreement. The purchase price of this license was $2,500,000 and was satisfied by a promissory note bearing interest at a rate of 5% per annum which did not commence until the Company begins selling stable enzymes. The $2,500,000 was being amortized over a 10-year period using the straight-line method.

     On May 5, 2003 the Company agreed to terminate the License agreement and all liabilities associated with the licence were eliminated. The Recovery on the License termination has been recorded in the financial statements.

     This  License  was  with  a  related  party.  See  note  3.

NOTE 3:     RELATED PARTY TRANSACTION
            -------------------------

     A total of $470,348 was accrued in consultant services for the period ending June 30, 2003 and $133,501 June 30, 2002. The total outstanding and unpaid is $625,886 at June 30, 2003 and was $283,501 at June 30, 2002.
     Eighteen (18) companies, of which Twelve (12) companies are owned or controlled by shareholders or creditors of the Company, have provided services and expertise to the Company during this period.

     During the period to December 31, 2002 the Company endorsed Research and Development Service Agreements with a company owned by a creditor of the Company. The Agreement was canceled in December 2002. This agreement retained the Founder's company's expertise and services for research, development, design, and related consultations. A consulting fee was charged at a standard rate, established by the consultants. An additional 15% was charged on incurred costs as an administrative, overhead and handling charge. The long-term debt owed has been canceled but was also owed to the creditor, however the amount is $NIL. At June 30, 2002 the amount owed was $2,721,231.

     Short-term loans of $641,950 were advanced to the Company by three shareholders during the period ending June 30, 2003. $110,268 was advanced during the period ended June 30, 2002. The funds were used for operating capital.

     The Company had two 5-year leases for facilities. Both were terminated by mutual agreement in December 2002. One lease was for office space and furnishings. This lease has accrued rent at the end of December 31, 2002 of $223,653 and $132,882 at June 30, 2002. The other lease was for research space. It has accrued rent at the end of December 31, 2002, of $163,118, $80,239 at June 30, 2002. Both leases were held by shareholders of the Company, which own the premises.

     The Company has accrued fees of $742,664 for a 36-month Technology, Operations, Maintenance, Research & Development, Engineering and Training consulting contract with a company owned by shareholders. The contract was entered into on January 1,

NOTE 3:     RELATED PARTY TRANSACTION (CON'T)
            ---------------------------------

     2002. On December 13, 2002 the contract was cancelled and both parties agreed to repay the outstanding fees from revenue generated by the Company once operations commence.

     The Company has accrued fees of $126,692 for a 4-month Office, Accounting & Administration contract with a company owned by shareholders that own less than 5% of EAPI authorized and issued shares. The Company entered into the contract for the period of time necessary to prepare its in-house office, accounting, and administrative department. The duration of the contact was from January 1, 2002, to April 30, 2002. On December 23, 2002 both parties agreed to repay the outstanding fees from revenue generated by the Company once operations commence.

NOTE  4:     INCOME  TAXES
             -------------

     The benefit for income taxes from operations consisted of the following components: current tax benefit of $234,000 for June 30, 2003 resulting from a net loss before income taxes, and deferred tax expenses of $234,000 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2013.

     The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

     No provision is being made for state income tax for the Period ending June 30, 2003 since all operations are in Canada. In prior years the operations were in California and California Franchise taxes were applicable.

NOTE  5:     COMMON  STOCK
             -------------

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

NOTE  5:     COMMON  STOCK  (CON'T)
             ----------------------

     On May 9, 2003 the Company filed to have a share rollback of 50 to 1 and an amendment to the articles of incorporation to decrease the authorized share capital to 500,000,000 common shares. This 50 to 1 rollback was approved and on May 27, 2003 it was effective.

NOTE  6:     FIXED  ASSETS
             -------------

     The Company's only fixed assets were part of the Company Bruden Steaming and Vac Truck Services Ltd. as a result of the disposition on January 6, 2003 the assets have been transferred back to Bruden and it has no further fixed assets, only leased and rented equipment.

NOTE  7:     NOTES  PAYABLE
             --------------

     Note payable had annual interest of 5% per annum. Note was tied to purchase of the license agreement. Payment terms are tied to the commencing of sales by the Company. Interest accrues until such time as six months from first date of sales. At such time, principal plus accrued interest will be repaid over five years.

     On May 5, 2003 the Note Payable was canceled as part of the license termination agreement. The accrued interest payable was not paid and is included in recovery on license termination in the financial statements.

     Short-term  borrowings  were from related parties and are discussed in Note
     3.

NOTE  8:     EARNINGS  PER  SHARE
             --------------------

     Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements.

                                              For the Period Ended 2001
                                        ---------------------------------------
                                           Income        Shares       Per-Share
                                         (Numerator)  (Denominator)    Amount
                                        ------------  -------------------------
     Income from continuing operations
      available to common stockholders
      basic earnings per share          $  (391,678)   13,150,560     $  (0.03)
                                        ============   ==========     =========

NOTE  8:     EARNINGS  PER  SHARE  (CON'T)
             -----------------------------


                                               For the Period Ended 2002
                                        ----------------------------------------
                                           Income        Shares       Per-Share
                                         (Numerator)  (Denominator)  Amount
                                        ------------  -------------  -----------
     Income from continuing operations
      available to common stockholders
      basic earnings per share          $(1,629,657)     14,355,560  $    (0.11)
                                        ============  =============  ===========

                                                For  the  Period  Ended  2003
                                          ----------------------------------------
                                             Income        Shares       Per-Share
                                           (Numerator)  (Denominator)  Amount
                                          ------------  -------------  -----------
     Income from continuing operations
      before discontinued operations and
      Extraordinary license recovery
      available to common stockholders
      earnings per share                  $(1,014,872)     13,155,560  $    (0.08)
                                          ============  =============  ===========

     Income from discontinued operations
      available to common stockholders
      earnings per share                  $    12,777      13,155,560  $     0.01
                                          ============  =============  ===========

     Income from extraordinary license
      recovery available to common
      stockholders earnings per share     $   846,744      13,155,560  $     0.06
                                          ============  =============  ===========

     Income from continuing operations
      available to common stockholders
      basic earnings per share            $  (155,351)     13,155,560  $    (0.01)
                                          ============  =============  ===========


NOTE  9:     LEASES
             ------

     The Company had two five-year leases, one for office space and furnishings and the other for research facilities. Both were terminated in December 2003 by mutual agreement.

     The main office building was taken over by a new owner and all research activities ceased in December 2002. A total of $68,812 was charged to rent expense under these leases during the period ending December 31, 2002. These leases were recorded as an operating lease and the amounts paid are charged to expense. The Company has negotiated a new lease with the new owner for a three-year term for the main office space. The rental expense charged in the period to June 30, 2003 on the new lease is $40,941 with total rent expense for the Nine months of $113,298. The Company is committed under its lease to January 31, 2006. Future minimum annual lease payments are due as follows:

NOTE  9:     LEASES  (CON'T)
             ---------------

          Year                    Amount
          ----                    ------
          2004                   $66,400
          2005                   $66,400
          2006                   $55,333
                               ---------
               Total            $188,133
                                ========

NOTE  10:     OPERATIONS  FOR  THE  THREE-MONTH  PERIOD
              -----------------------------------------

                                                2003         2002         2001
                                            -----------  -----------  -----------
     Sales                                      $Nil         $Nil         $Nil

     Operating expenses and
     Loss from operations                    ($342,495)   ($638,208)    ($81,280)

     License Recovery                       $  846,744   $      Nil   $      Nil

     Net Income (Loss)                      $  503,735    ($669,016)   ($111,854)

     Earning (Loss) Per Share               $     0.04       ($0.05)      ($0.01)

NOTE  11:     ACQUISITION  AND  DISPOSITION
-------------------------------------------

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

NOTE  11:     ACQUISITION  AND  DISPOSITION  (CON'T)
              --------------------------------------

     On  May  5,  2003  the Company agreed to terminate its License agreement of
     Note 3. In December 2002 all research ceased and the Company was assessing if it should continue with the technology licensed. The Company concluded that they no longer wished to pursue this technology and entered into negotiation to terminate the License. This was concluded with an agreement on May 5, 2003. This termination of License resulted in a recovery on License Termination of $846,744. This is included as an extraordinary item on the financial statements.

     The income from discontinued operations results from the time the Company owned Bruden until its disposition on January 6, 2003.

NOTE  12:     GOING  CONCERN
              --------------

     As of June 30, 2003 the Company had net losses from operating activities, which raise substantial doubt about its ability to continue as a going concern.

     The Company plans to acquire new business and raise funds, through debt issuance or through the generation of revenue and achieving profitable operations. It will also continue to pursue acquisitions and joint ventures, to strengthen both its balance sheet and cash-flow.

     The Company has been actively pursuing new acquisitions and the Company is currently negotiating with several potential businesses that would significantly change the operations of the Company. The Company's ability to continue as a going concern is dependent upon raising capital through debt or equity financing and ultimately by generating revenue and achieving profitable operations. There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE  13:     SIGNIFICANT  EVENTS
              -------------------

     On December 13, 2002 the Company shut down its enzyme research. Several of the Company's contracts have been amended due to the change in the operation of the business. These actions were taken as management considers its future use of the enzyme technology.

     On  May  5, 2003 the Company agreed to terminate its License agreement (See
     Note 3). The Company concluded that they no longer wanted to pursue this technology and entered into negotiation to terminate the License. This was concluded with an agreement on May 5, 2003.

     On May 9, 2003 the Company filed to have its name changed to "EAPI Entertainment, Inc." and have the shareholders approve the name change, a share rollback of 50 to 1 and

NOTE  13:     SIGNIFICANT  EVENTS  (CON'T)
              ----------------------------

     an amendment to the articles of incorporation to decrease the authorized share capital to 500,000,000 common shares. On May 27, 2003 these changes were all effective. This action was taken by the board of directors to more accurately reflect the Company's current business activities of developing businesses for the electronic entertainment market. Our board of directors believes that the new name will promote public recognition of the Company and more accurately reflect the Company's products and business focus.

     As a result of these events the operations of the Company have significantly changed.

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

OVERVIEW

EAPI  Entertainment,  Inc. (the "Company") changed its name on May 23, 2003 from
Duro Enzyme Products Inc.   The Company is a Nevada corporation, incorporated on
September  15,  1995.

The Company has undertaken the reorganization of its corporate affairs in connection with the determination of the board of directors to pursue business opportunities in the areas of electronic computer entertainment and education. The Company is pursuing several new business contracts and has been negotiating with new business partners on several new business lines in the electronic entertainment industry, but no formal agreements have been reached.

RECENT  CORPORATE  EVENTS

The board of directors of the Company determined not to pursue the development of the stable enzyme production technology that had been licensed to it by 529473 B.C. Ltd. (the "Licensor") As a consequence of this determination, the Company entered into a termination agreement with the Licensor on May 5, 2003. Under the termination agreement, the Company has agreed to the termination of all license agreements with the Licensor and in consideration, the Licensor has agreed to the cancellation of the promissory note made by the Company in favor of the Licensor in the principal amount of $2,500,000 and to forgive accrued interest of $284,244.05 under the promissory note. The Company had conducted research of the stable enzyme technology but had not generated any revenues from this technology. The exchange of the promissory note and forgiveness of the accrued interest for the termination of the license agreements resulted in the elimination of $2,752,738 of long-term liabilities and an extraordinary gain on license termination of $846,744. This extraordinary gain has been recorded on the Company's financial statements for the period ended June 30, 2003.

On May 23, 2003, the Company had approved the change of the Company's name to "EAPI Entertainment, Inc.", a share rollback of 50 to 1 and an amendment to the articles of incorporation to decrease the authorized share capital to 500,000,000 common shares. These actions were all approved by the shareholders of the Company. The Company filed a Schedule 14A proxy statement in connection with the solicitation of the consent of the shareholders of the Company to these matters. The board of directors proposed the name change in order that the Company's name more accurately reflect the Company's products and business focus.

The Company had previously disclosed that it was actively seeking new business activities. The Company's board of directors identified two distinct business prospects in March, 2003 in the areas of computer entertainment and educational training, as discussed under Plan of Operations below.

Further, in June 2003 the Company began pursuing additional educational opportunities in the agricultural field and has been holding discussions with interested groups on possible ventures.

                               PLAN OF OPERATIONS

The Company's current plan of operation is to pursue three separate business prospects identified in the areas of computer entertainment and educational training.

The first business prospect is the development of an educational software program that would enable the delivery of on-line safety courses to members of the construction trades in the province of Alberta, Canada. The Company has retained consultants to enable it to complete the preliminary work necessary to submit a proposal to develop and deliver the educational programs. The proposal is to be submitted to a government owned agency that has the mandate of delivering safety education to workers in the Alberta construction industry. The Company's bid was submitted May 8, 2003. The government agency continues to work with the Company and has asked for a new letter of intent and a revised proposal, which the Company is preparing. There is no assurance that the Company's new proposal will be accepted. If the Company's new letter of intent is accepted, the Company would be required to deliver the on-line educational programs in 2004. The Company anticipates that it would retain some of the consultants it has worked with to develop the preliminary proposal to complete this work. The Company would require additional financing in order to enable it to complete and deliver the on-line educational program if its proposal is accepted.

The second business prospect is the development of an educational software program that would deliver on-line agricultural educational courses through existing educational facilities in Alberta, Canada. The Company is currently preparing a proposal for the Agricultural Youth Centre of Excellence in Alberta, Canada. The Company has retained consultants to enable it to complete the preliminary work necessary to submit a proposal to develop and deliver the educational programs.

The third business prospect is the development of computer entertainment games. The Company entered into negotiations with the principals of an arms-length company that has been established to develop, market and sell computer games. The Company conducted due diligence investigations of the targeted business and determined based on these investigations not to proceed with the negotiation of any acquisition or other business combination agreement. Subsequent to the termination of negotiations, the Company has pursued discussions with several of the principals of the targeted business. The Company has contemplated hiring these principals as consultants in order that they could develop computer games for the Company which the Company would then market and sell. To date, the negotiations have not resulted in the execution of any letter of intent or definitive agreements.

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

In the next twelve months the Company estimates that it will spend approximately $2,600,000 in pursuing its stated plan of operations. Of this amount approximately $330,000 will be comprised of overhead expenses and $2,240,000
will  be  comprised  of  computer  software  development  costs.   The  actual
expenditures will depend on whether the Company is awarded the contract for the on-line educational training and whether the Company is able to enter into any other computer development activities. The Company's requirements are expected to increase if the Company is able to enter into agreements that would enable it to pursue the development of computer entertainment games. There is no assurance that the Company will be able to obtain the necessary financing to pursue its plan of operations due to its limited cash reserves and its working capital deficit.

Operating  Costs  and  Expenses
-------------------------------

The Company incurred operating expenses of $981,768 during the nine-month period ended June 30, 2003, which was a decrease of $536,815 over operating expenses of $1,518,583 incurred by the Company during the nine-month period ended June 30, 2002. The decreased operating expenses resulted from a decrease in amortization of $125,000, a decrease in Office, administration and investor communication of $350,040, a decrease in Research and Development of $158,782 but an increase in consulting and professional fees of $125,153. The Company does expect to increase costs in the following period and the next fiscal year in anticipation of new business.

Overall, the total expenses of the Company decreased with the exchange gain recorded in comprehensive income.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of June 30, 2003 the Company has a net stockholders' deficit of $3,313,308, with accumulated losses during the development stage of $7,244,899, including net loss of $155,351 during the period. The current working capital deficit is $3,313,208 as at June 30, 2003 compared with a working capital deficit of $1,361,749 as at June 30, 2002. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. In addition, there can be no guarantee that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company, or at all.

The Company will require additional financing in order to enable it to proceed with its plan of operations, as discussed above under Plan of Operations. The Company anticipates that it will require approximately $2,600,000 over the next twelve months to finance its stated plan of operations. These cash requirements are in excess of the Company's current cash and working capital resources. Accordingly, the Company will require additional financing in order to continue operations. The Company plans to complete an equity financing or equity financings through a private placement of the Company's common stock in order to raise the funds necessary to enable the Company to proceed with its plan of operations. The Company has no arrangements in place for any additional financing and there is no assurance that the Company will achieve the required additional funding. There is no assurance that any party will advance additional funds to the Company in order to enable it to sustain its plan of operations.

529473 B.C. Ltd., the company that had a license agreement with the Company, has provided the Company with short-term loans totaling $1,089,199 as at June 30, 2003.

Two of the Company's creditors are Earthscape Maintenance Inc. and Brampton Holdings Ltd. There total combined liabilities amounts to $915,631.

Consulting fees of $470,348 were outstanding and unpaid as of June 30, 2003. Twelve (12) of the Eighteen (18) consulting companies were owned or controlled by creditors and/or shareholders, provided consulting services, expertise, and knowledge to the Company during the period.

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

While the Company organized its in-house office, administration, and accounting department, it entered into a 4-month Office, Accounting & Administration contract with Brampton Holdings Ltd., owned by Sharon Branconnier and Jolene Fuller, wife and daughter, respectively, of the individual considered by the SEC to be the possible founder of the Company. Brampton Holdings earned and accrued fees of $126,692 to date. Brampton Holdings Ltd. agreed to accept repayment of their accrued fees only after the Company has earned revenue.

Under the SEC's rules, Mr. Rene Branconnier and Dr. Robert Jackman (The Former President, who no longer consults for the Company) may be considered promoters or founders of Duro Enzymes Private and, following the October 16, 2000, voluntary share exchange, the Company. Dr. Robert Jackman owns 600,000 (post-roll-back 50-1) shares of the Company and during 2001 provided consulting services to the Company through FL Tech Inc. Mr. Rene Branconnier owns 300,000 (post-roll-back 50-1) shares of the Company and during 2002 provided consulting services to the Company through 529473 B.C. Ltd. and Sanclair Holdings Ltd. for which $24,000 and $85,573 was accrued respectively. The Company's Board of Directors approved agreements between 529473 B.C. Ltd., the Company, and its subsidiaries. The Founder owns 529473 B.C. Ltd. and is accordingly beneficiary of agreements and arrangements between it and the Company. FL Tech, a company controlled by Dr. Robert Jackman, performed consulting work for 529473 B.C. Ltd.

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


ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Perry Smith. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended June 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

                         PART II.     OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

The Company was named in a legal suit filed on November 20, 2001. The suit has been filed against it, its officers and directors, and others, by Thermo Tech(TM) Technologies Inc. and subsidiaries (collectively "Thermo Tech"). There are a total of 75 defendants named in the suit. The Company intends to deny the substance of Thermo Tech's allegations. The Company has filed an appearance and defense with the Supreme Court of British Columbia and continues to defend its formal technical legal response in conjunction with its legal counsel.

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

As of May 5, 2003 the Company has terminated its License agreement related to the Technology alleged by Thermo Tech Technologies Inc. to have been appropriated. The Company now has no interest in any of the Technology in dispute in the lawsuit and never generated any revenue from the terminated license or the technology.

On June 25, 2003 in the Supreme Court of British Columbia the Honourable Mr. Justice Groberman required Thermo Tech to post, $170,000 CDN into court by July 25, 2003 as securities for cost towards all the defendants costs. To date no security has been placed into court and as of July 25, 2003 the proceedings are stayed.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

The Company did not complete any unregistered sales of its common stock during our fiscal quarter ended June 30, 2003.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The following matters were submitted to the Company's security holders for a vote during the Company's third quarter ended June 30, 2003:

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

Each of the matters submitted was approved by the written consent of a majority of the Company's shareholders with affirmative votes totaling 71 % of our issued and outstanding shares as at May 23, 2003. The Company filed restated articles of incorporation with the Nevada Secretary of State in order to give effect to the changes to its name and authorized capital.

ITEM 5.  OTHER INFORMATION
--------------------------

On May 5, 2003 the Company agreed to terminate its License agreement. In return for the canceled License agreement with a book value of $1,937,500 the Company eliminated $2,752,738 of long-term liabilities resulting in an extraordinary recovery on license termination of $846,744.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


EXHIBITS  REQUIRED  BY  ITEM  601

 EXHIBIT  DESCRIPTION OF EXHIBIT
  NUMBER
     3.1  Restated  Articles  of  Incorporation  (2)

     10.1 Termination of License Agreements between the Duro Enzyme Solutions Inc. (Nevada), Duro Enzyme Solutions Inc. (B.C.) and 529473 B.C. Ltd. dated May 5, 2003 (1)

     31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

     32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

--------------------------------------------------------------------------------
(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-QSB filed on May 15, 2003

(2)  Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------


REPORTS  ON  FORM  8-K

None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     EAPI ENTERTAINMENT, INC.


DATE:      August 14, 2003                    /S/ Perry Smith
          ----------------                    ---------------
                                              Name: Perry Smith
                                              Title:  President