Form 10KSB
period 2003-09-30
EAPI ENTERTAINMENT INC
filed 2004-03-19
CIK 1040227

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                    -----------------------------------------
                                   FORM 10-KSB

(Mark  one)
Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended September 30, 2003
                                       OR
Transition report under section 13 or 15(d) of the Securities Exchange Act of
1934

     For the transition Period from ____________ to ______________

                        Commission file number:  000-30096
                                               -------------

                            EAPI Entertainment, Inc.
                         ------------------------------
                 (Name of small business issuer in its charter)

                            Duro Enzyme Products Inc.
                        -------------------------------
                    (Name filed on September 03, 2002 10-KSB)

                 NEVADA                               77-0454933
         -----------------------                  -------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

        201 - 20436 Fraser Highway
         Langley, British Columbia                       V3A 4G2
     -------------------------------                -----------------
(Address of principal executive offices)                (Zip Code)

                  Issuer's telephone number: (604) 514 - 3044

Securities registered under Section 12(b)
              of the Act:
           (Title  of  Class)               Name of exchange on which registered

                  None                                     None
 -------------------------------------      ------------------------------------

Securities registered under Section 12(g)
of the Act:                                  Common Stock, $0.001 par value
                                             -----------------------------------
                                                    (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject to such filing requirements for the past 90 days.
YES  X       No
    -----       -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenues for its most recent fiscal year were:  $NIL
                                                             ----

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $1,098,834, based on the average of the closing bid and asked prices as of March 4, 2004 as reported on the NASD Over-the-Counter Bulletin Board National Quotation System. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the issuer.

On March 4, 2004, the registrant had 13,155,560 shares of Common Stock, $0.001 par value per share, issued and outstanding.

Transitional  Small  Business  Disclosure  Format:  Yes    No X

                            EAPI ENTERTAINMENT, INC.
                     (FORMERLY - DURO ENZYME PRODUCTS INC.)

                                    INDEX TO
                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED SEPTEMBER 30, 2003

PART  I                                                                     PAGE

Item  1     Description  of  Business . . . . . . . . . . . . . . . . . . . .  3
Item  2     Description  of  Property . . . . . . . . . . . . . . . . . . . . 10
Item  3     Legal  Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 10
Item  4     Submission  of  Matters  to  a  Vote  of  Security  Holders . . . 11

PART  II

Item  5     Market  for  Common  Equity  and  Related Stockholder Matters . . 12
Item  6     Management's Discussion and Analysis of Financial Condition or Plan
            of  Operation . . . . . . . . . . . . . . . . . . . . . . . . . . 13
Item  7     Financial  Statements . . . . . . . . . . . . . . . . . . . . . . 20
Item  8     Changes In and Disagreements With Accountants on Accounting and
            Financial  Disclosure . . . . . . . . . . . . . . . . . . . . . . 21
Item  8A    Controls  and  Procedures . . . . . . . . . . . . . . . . . . . . 21


PART  III

Item  9     Directors, Executive Officers, Promoters and Control Persons;
            Compliance  With Section  16(a)  of  the  Exchange  Act . . . . . 23
Item  10    Executive  Compensation . . . . . . . . . . . . . . . . . . . . . 25
Item  11    Security Ownership of Certain Beneficial Owners and Management
            and  Related  Stockholder  Matters. . . . . . . . . . . . . . . . 27
Item  12    Certain  Relationships  and  Related  Transactions. . . . . . . . 28
Item  13    Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . . 30
Item  14    Principal  Accountant  Fees  and  Services. . . . . . . . . . . . 31


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32

                                     PART I

FORWARD-LOOKING  STATEMENTS

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB, and specifically in the sections entitled, "Description of Business" and "Management's Discussion and Analysis of Financial Condition or Plan of Operation," or otherwise incorporated by reference into this document contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "intends", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of
Section 21B of the Securities Exchange Act of 1934, as amended,(the "Exchange Act")and Section 27A of the Securities Act of 1933, as amended,(the "Securities Act")apply to forward-looking statements made by EAPI Entertainment, Inc. (the "Company"). You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties, including those identified within the section entitled "Risk Factors" and elsewhere in, or incorporated by reference into, this Form 10-KSB. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Annual Report on Form 10-KSB and in the Company's other reports filed with the Securities and Exchange Commission(the "SEC")that attempt to advise interested parties of the risks and factors that may affect the Company's business.

All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

ITEM 1.  DESCRIPTION  OF  BUSINESS

OVERVIEW

EAPI Entertainment, Inc. (the "Company") is currently undertaking the reorganization of its corporate affairs in connection with the determination of the board of directors to pursue business opportunities in the areas of electronic entertainment and education. The steps undertaken by the Company to complete this reorganization are outlined below under "Recent Corporate Events". The Company plans to develop video game products for the entertainment industry and on-line education software programs for the education industry. The Company also plans on identifying and pursuing other business opportunities in the electronic entertainment industry. To date, the Company has not completed the development of any video game products or on-line education software programs and has not generated any revenues. The Company remains in the development stage. The ability of the Company to pursue its business plan and generate revenues is subject to the ability of the Company to achieve additional financing, of which there is no assurance.

CORPORATE  BACKGROUND

The Company is a Nevada corporation incorporated on September 15, 1995. In January 2001, the Company changed its name from "Home Web, Inc." to "Duro Enzyme Products". In May 2003, the Company changed its name from "Duro Enzyme Products Inc." to "EAPI Entertainment, Inc." and the Company's accounting year was changed from a December 31 year-end to a September 30 year-end.

In this document, unless the context otherwise requires, the "Company" refers to EAPI Entertainment, Inc. and its subsidiaries.

From inception and up through September 2000, the Company was a development stage company focused on gourmet cheese production and distribution. The Company's business plan during this period consisted of organizing a gourmet food and specialty cheese business over the Internet.

From 2000 to 2002 the Company's business plan consisted of the use of proprietary technologies to produce natural and stable enzymes, and the research and development of various applications for them. On October 16, 2000, the Company acquired Duro Enzymes Products Inc, a private Nevada corporation formed in November 1999, through a voluntary share exchange with all of the shareholders of Duro Enzymes Private. The former shareholders of Duro Enzymes Private now hold 11,520,000 shares of the Company's common stock. The Company effectively took control of all of the assets of Duro Enzymes Private, including its subsidiaries, as a result of the voluntary share exchange and subsequent merger of Duro Enzymes Private into the Company. Following the merger, the Company changed the focus of its business from the sales of gourmet and specialty cheeses over the Internet to its new business of gasification and stable, natural enzyme production. In connection with the change in business, new directors and executive officers were appointed. The Company has carried forward an accumulated deficit incurred during its development stage of $6,399,558 from the business of natural enzyme production and $1,349,077 from the business of gourmet food and specialty cheese.

Beginning in 2003 the Company began pursuing opportunities in the electronic entertainment industry. The Company has undertaken the reorganization of its corporate affairs in connection with the determination of the board of directors to pursue business opportunities in the areas of electronic computer entertainment, education, music and other areas of the entertainment industry. The Company is pursuing several new business contracts and has been negotiating with new business partners on several new business lines in the entertainment industry, however no formal agreements have been reached to date.

RECENT  CORPORATE  DEVELOPMENTS

During the past year, the Company's board of directors determined to change the business of the Company. The Company is now pursuing business opportunities in the electronic entertainment industry. The Company has identified significant opportunities in music, education, video games and other entertainment areas. The Company's plan is to attract talented, creative and dedicated people by creating a workplace that stimulates creativity, supports personal growth, encourages initiative, and rewards performance.

The  recent  corporate  developments  of  the Company are summarized as follows:

1) On January 6, 2003 the Company disposed of its wholly owned subsidiary Bruden Steaming and Vac Truck Services Ltd., as it was not in line with the new business objectives of the Company. The Company sold the subsidiary to Mr. Dennis Branconnier, the original owner of Bruden Steaming and Vac Truck Service Ltd., in consideration of the transfer by Mr. Dennis Branconnier of 1,200,000 (post-split) shares of the Company's common stock to the Company. These returned shares are the shares originally issued to Mr. Dennis Branconnier upon completion of the original acquisition of Bruden Steaming and Vac Truck Service Ltd. by the Company from Mr. Dennis Branconnier on
     May 29, 2002. The board of directors determined that this business that would not add value to the Company in the short or long-term and was not a good fit with the Company's direction. Mr. Dennis Branconnier is the nephew of Mr. Rene Branconnier, one of the Company's founders.

2) The board of directors of the Company determined not to pursue the development of the stable enzyme production technology that had been licensed to it by 529473 B.C. Ltd. (the "Licensor"). As a consequence of this determination, the Company entered into a termination agreement with the Licensor on May 5, 2003. Under the termination agreement, the Company has agreed to the termination of all license agreements with the Licensor and in consideration, the Licensor has agreed to the cancellation of the promissory note made by the Company in favor of the Licensor in the principal amount of $2,500,000 and to forgive accrued interest of $284,244.05 under the promissory note. The Company had conducted research of the stable enzyme technology but had not generated any revenues from this technology. The exchange of the promissory note and forgiveness of the accrued interest for the termination of the license agreements resulted in the elimination of $2,752,738 of long-term liabilities and an extraordinary gain on license termination of $846,744. This extraordinary item has been recorded on the Company's financial statements for the year ended September 30, 2003.

3) On May 23, 2003, the Company had approved the change of the Company's name to "EAPI Entertainment, Inc.", a share rollback of 50 to 1 and an amendment to the articles of incorporation to decrease the authorized share capital to 500,000,000 common shares. These actions were all approved by the written consent of the majority of the shareholders of the Company. The board of directors proposed the name change in order that the Company's name more accurately reflect the Company's products and business focus.

4) On October 29, 2003, the President of the Company Perry Smith resigned as the President and Director.

5) Mr. Peter Gardner was appointed as president and as a director of the Company on November 3, 2003. Mr. Gardner has over twenty years of experience in the electronic entertainment industry.

INDUSTRY  BACKGROUND

The Company's initial business strategy in targeting the products in the entertainment industry is to develop video games and on-line education software products. The video game and on-line education industries in which these products would be marketed are described below:

VIDEO  GAMES

The video game industry began with the introduction of the home computer and the dedicated video game machines in the early 1980's. The first widespread game to gain acceptance was a tennis simulation known as Pong. Since then, computers and game machines have advanced dramatically, and the demand for entertainment on the major platforms such as the PlayStation 2, the Xbox, the GameCube and today's home computer has continually increased.

The video game industry has grown to the point where major companies are generating more revenue than any other sector of the software industry. Electronic Arts is an example of a company that has grown over the years from a small production house to a major developer and distributor of video games. This company alone generates billions of dollars a year in the industry. The video game industry has grown so large, that even major successes like Microsoft have recently thrown their hat into the ring. Microsoft itself, over the past few years, has quickly grown its video game department to the point where it is fast catching up to Electronic Arts itself as a major player in the video game industry. Other major industry players include companies such as Sony, Nintendo, Sega, Infogrames and Activision.

Electronic Arts, Microsoft and other large production houses are currently running most of the video game industry. They act as publishers, which are approached by smaller game development companies for funding of their proposed game products. The publisher will view a demo prepared by the applicant, and if approved, will fund development of the project. The game project then undergoes development, and is delivered in a set of milestones. If each milestone is accepted by the publisher, then funding for development goes on to the next milestone, until the Alpha or final milestone is reached. At that point, the game is considered complete, but must go on to heavy testing and bug hunting. This phase is known as the Beta Stage. Once the Beta Stage has been completed, the game is considered final, and marketed and distributed by the publishing company. Often, the publishing company keeps most of the game revenue, with 20%
- 40% returning to the game developer, depending on their status in the industry.

ON-LINE  EDUCATION

The Online Education industry is far reaching, and has existed in one form or another for years now, ever since the Internet was originally introduced to schools and government installations. Today, there are many forms of online education, usually available to the consumer through a web-based interface. In other words, the consumer uses his web browser to access the educational material on a website for a fee.

Traditionally in the industry, a software company, or an online education company, creates a software package that is designed to be used as a template for educational use. The client institution purchases this software often along with a service contract in which the company creates the lessons for the client, using the software. If the client is experienced in software development, the client will sometimes develop the online courses itself with this software. In all cases, this software is then published to a website where it is accessed by the consumer.

Colleges and Universities even now offer many programs through the Internet, however many of these programs are unsatisfactory at one level or another. Often the software that runs the programs is too generic, and the educational material must be redesigned to suit the inflexible structure of such systems. Other times, the educational materials themselves are too lightweight, and act only as introductions to courses that must actually be taken by the consumer in person.

One fact remains clear and constant: there is a huge demand for this form of education. Consumers desire a means of educating themselves effectively from the comfort of their own homes, without the expensive commutes and boarding costs that are necessary when using conventional educational methods.

BUSINESS  STRATEGY

VIDEO  GAMES

The Company has determined through research in the industry that there are many potentially successful video game development projects out there in mid-completion, but which lack the funding either to develop them to full completion, or to effectively market and distribute them nation-wide. The Company plans to seek out these video game projects through the many established avenues available in the industry. When a video game project is identified, the Company plans to complete a review of the video game project and an assessment of its commercial potential. If the Company believes that the video game project has commercial potential, the Company will make a determination of whether to fund the completion of the development and the marketing of the project. Any determination to fund a video game project would be subject to the Company obtaining sufficient financing in order to fund the project and to the negotiation with a funding agreement with the project developer. The Company's objective would be to recover its investment from sales of the video game once commercialization had completed and marketing and sales had commenced. The Company's strategy would be to earn the returns of a game publisher without incurring all of the upfront cost of the development of video games. The Company's ability to pursue the development of any video games is subject to the Company achieving additional financing, of which there is no assurance.

Additionally, the Company plans to develop its own video games using two separate computer software game engines that are currently owned by the Company's president, Mr. Peter Gardener. These two game engines are known as Adam and Genesis and have been developed by Mr. Gardner. The Company plans to enter into agreements with Mr. Gardener whereby the Company would acquire rights use and develop the computer software engines. To date, the Company has not entered into any agreements with Mr. Gardener regarding either Adam or Genesis. Accordingly, the rights that the Company may acquire with respect to Adam and Genesis have not been defined and the obligations of the Company with respect to Adam and Genesis have not been agreed upon.

The Company plans to acquire access to the Adam and Genesis computer software engines in order to use these as blueprint designs for game development engines that will allow its own development staff to design and create dynamic, entertaining video games quickly and effectively. These engine designs are planned to be the exclusive property of the Company, subject to negotiation of the rights to the software engines. The Company's strategy in acquiring rights to the software engines is to give the Company a competitive advantage in developing successful game products to be marketed and distributed nation-wide.

As no agreements have been entered into, there is no assurance that the Company will acquire rights to the Adam and Genesis software engines.

The Adam software engine is a software engine that would allow the development of stand-alone computer video games using sophisticated design and programming techniques, along with cutting edge artwork and sound management.

The Genesis software engine is currently partly complete. When finished, the Genesis software engine is planned to support on-line video games that can be played online by many consumers at once. This type of game is called a Multiplayer Online Game, or MOG. These games are purchased like any other video game, but in addition to the purchase price, the consumer pays a monthly subscription fee to continue playing in the online world. These types of games have had a massive surge in popularity recently. The most successful of these MOG video games is currently EverQuest.

Once the development of the Genesis software engine is complete, the Company plans to develop an online multiplayer game called Genesis, which will be developed with the Genesis engine.

The Company plans to assemble highly skilled software developers, audio technicians and graphic artists to design and develop its engine technology and its final game products. It will also gather marketing and promotional staff necessary to get its products out into the marketplace and recognized by the consumer.

The Company's plan is to initially develop two to three of these products per year, subject to the Company obtaining the necessary financing. The Company plans to increase the number of computer game products developed in each year as the Company's business grows.

ON-LINE  EDUCATION

The Company is currently developing computer software to deliver on-line education programs that it refers to as the "EASI-Learning" software. EASI-Learning software will be developed with software engines specifically designed to generate customized online educational software for the client. Once development of this computer software is complete, the Company's business strategy will be to have educational clients supply the education content that it wants its students to learn and to incorporate this education content into its proprietary software in order to deliver a software product that is tailored to each client's needs and requirements. The objective of the EASI-Learning software will be to ensure that each client institution gets exactly the type of educational program it needs.

The Company plans to employ the talents of a sophisticated software development and graphic artist staff to create and utilize software engines to produce the Company's final product. The client will supply the course content upon which the EASI-Learning software will be based. The planned result will be a fully comprehensive, online educational program that is tailored to the client institution's exact needs, style and format.

The Company plans do not require any upfront development fees from the client. Instead, the Company plans to enter into joint partnerships with each client whereby the Company will share in the revenues generated by the finished product. In this way, the Company plans to encourage the development of educational software products, and to earn revenues once the development of the educational software products is complete. In order to achieve this business strategy, the Company will require additional financing in order to fund the up-front cost of developing each educational software product.

The Company currently is in talks with two potential clients. The Alberta Construction Safety Association (ACSA) has approved EAPI in their initial assessment, and has indicated to the Company that it is prepared to move ahead to the next step. Rural Roots is an Alberta based agricultural and rural educational group that is considering engaging the Company to provide the online training for its virtual university, which compliments its other agricultural training and recreational programs.

The Company continues to pursue the development of an educational software program that would enable the delivery of on-line safety courses to members of the construction trades in the province of Alberta, Canada. The Company has retained consultants to enable it to complete the preliminary work necessary to submit a proposal to develop and deliver the educational programs. The proposal was submitted to a government owned agency, ACSA, that has the mandate of delivering safety education to workers in the Alberta construction industry. The Company's bid was submitted May 8, 2003. The government agency continues to work with the Company. There is no assurance that the Company's proposal will be accepted but the contract has not been awarded. If the Company's letter of intent were accepted, the Company would be required to deliver the on-line educational programs in 2004. The Company anticipates that it would retain some of the consultants it has worked with to develop the preliminary proposal to complete this work. The Company would require additional financing in order to enable it to complete and deliver the on-line educational program if its proposal is accepted.

The Company continues to develop an educational software program that would deliver on-line agricultural educational courses through existing educational facilities in Alberta, Canada for Rural Roots. The Company is working with a group in Alberta, Canada to prepare a joint proposal. The Company would be required to retain additional consultants to enable it to complete the preliminary work necessary to submit a proposal to develop and deliver the educational programs. To date, the Company has not submitted any proposal and has not entered into any agreement for the delivery of educational software programs to the targeted educational institution.

EASI  STUDIOS

If the Company is successful in its initial endeavors into the development of video game and education software programs, the Company plans to develop a studio, to be known as the EASI Studios, to house the Company's development teams and their equipment and infrastructure. The EASI Studios would contain computer development hardware, software, audio equipment, management facilities and support staff and facilities to keep operations running smoothly.

STATUS  OF  BUSINESS  DEVELOPMENT

The Company's endeavours into the areas of software development, on-line education software and electronic entertainment remain preliminary. No businesses or assets have been acquired by the Company and there is no assurance that any business or assets will be acquired. In addition, the Company contemplates that it will have to raise substantial financing in order to pursue any new business activities. There is no assurance that any required financing will be achieved. If the Company does enter into an agreement to acquire a new business or assets, the Company contemplates that shareholders will not have the opportunity to vote on the transaction in view of the fact that shareholder approval would not be required under the Company's governing corporate statute, Chapter 78 of the Nevada Revised Statutes entitled "Private Corporations".

COMPETITION

If the Company is successful in developing any video games, its products would compete against the video game products of established competitors such as Sony, Nintendo and Electronic Arts. The Company's competitors have substantially greater financial resources, experience in the areas of video game development and marketing and have established distribution networks. There is no assurance that the Company will be able to compete with established video game products and manufacturers even in the Company is successful in completing the development of any video game products. The Company plans to complete against established competition in the video game by designing games that are unique and innovative.

The Company will be competing against established competitors in the on-line education market. These established competitors have substantially greater financial resources, brand-name recognition, goodwill and experience in the design and delivery of on-line education programs. Further educational institutions may be unwilling to enter into development agreements with a new company such as the Company which does not have a track-record in the design and delivery of on-line education programs. There is no assurance that the Company will be able to convince educational institutions to enter into agreements with the Company rather than its competitors due to these factors.

INTELLECTUAL  PROPERTY  PROTECTION

The Company's performance and ability to compete are dependent to a significant degree on the Company's ability to develop and acquire proprietary software technology and to continually protect any proprietary technology that is developed or acquired. The Company plans to rely upon a combination of trademark, copyright and trade secret laws, as well as confidentiality agreements and non-compete agreements executed by employees and consultants as measures to establish and protect the Company's proprietary rights.

EMPLOYEES

As of December 16, 2003, the Company had one employee and eleven consultants. Of those employees and consultants, three were classified as executive officers, five as administrative personnel, and four sales and marketing. The Company's consultants and employees do not belong to a collective bargaining unit, and the Company is not aware of any labor union organizing activity. The Company believes its future success will depend in large part on its continuing ability to attract, train and retain skilled technical, sales, marketing and customer support personnel.

ITEM 2.  DESCRIPTION  OF  PROPERTY

The Company leases its principal executive office, consisting of approximately 12,000 square feet, at a monthly rate of $9,687. The Company's principal executive office is located at 201 - 20436 Fraser Highway, Langley, British
Columbia, Canada, V3A 4G2. The Company's lease for its principal executive office expires on January 31, 2006 with an option to renew for an additional three years. The Company's premises are adequate for the Company's current business operations.

ITEM 3.  LEGAL  PROCEEDINGS

The Company was named in a legal suit filed in the Supreme Court of British Columbia on November 20, 2001. The suit has been filed against the Company, its officers and directors, and others, by Thermo Tech Technologies Inc. and subsidiaries (collectively "Thermo Tech"). There are a total of 75 defendants named in the suit. The Company intends to deny the substance of Thermo Tech's allegations. The Company has filed an appearance and defense with the Supreme Court of British Columbia and continues to defend its formal technical legal response in conjunction with its legal counsel.

Thermo Tech alleges that the Company and its officers and directors have appropriated, or in the alternative attempted to appropriate, corporate opportunities from Thermo Tech through the unauthorized use of confidential information and trade secrets owned by the Thermo Tech. As a result of the alleged unlawful actions of the Company and its officers and directors, Thermo Tech claims that they have suffered loss, damage and expense. In the prayer for relief, Thermo Tech seeks the following relief from the court:

     - An injunction against the Company from unlawfully marketing and using the Thermo Tech Process (defined in the Statement of Claim as a process that incorporates the use of thermophilic, aerobic microorganisms which produce enzymes in a multiple stage fermentation process to create high protein animal feed from organic waste);
     -    Damages  for  unlawfully  marketing and using the Thermo Tech Process;
     -    Damages  for interference with the Thermo Tech' contractual relations;
     -    Damages for appropriation of the Thermo Tech' corporate opportunities;
     -    Punitive  damages;
     -    Exemplary  damages;  and
     -    Special  costs,  or  in  the  alternative,  increased  costs.

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

On January 31, 2004 a settlement agreement was reached in this lawsuit. The settlement is scheduled to close on March 19, 2004 and the Company will be released from all liability in this matter. The Company had not expected any liability and therefore had not made any accrual.

The Company was named in a lawsuit on April 23, 2002. The suit was filed against it and its subsidiary Duro Enzyme Solutions Inc. by a former officer and director of the company. The lawsuit is for alleged unpaid monies, in the amount of $28,555. The Company feels that this allegation is without merit and will defend this action accordingly.

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

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to the Company's security holders for a vote during the fiscal quarter ended September 30, 2003.

                                     PART II

ITEM 5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The Company's common stock is traded on the Over-the-Counter Bulletin Board (the "OTC BB") under the symbol "EPEI". The Company's trading symbol was changed from "DEPI" to "EPEI" in May 2003 concurrent with the Company's change of name.

The following table sets forth, the range of high and low bid prices of the Company's common stock for the last two fiscal years of actual trading, as reported by the OTC BB:.

-----------------  ----------  ---------
FISCAL QUARTER     HIGH ($)*   LOW ($)*
-----------------  ----------  ---------
1st  Quarter 2002  $    11.50  $    5.63
-----------------  ----------  ---------
2nd Quarter 2002   $    10.63  $    3.25
-----------------  ----------  ---------
3rd Quarter 2002   $     1.50  $    1.00
-----------------  ----------  ---------
4th Quarter 2002   $     0.50  $    0.38
-----------------  ----------  ---------
1st Quarter 2003   $     0.50  $    0.20
-----------------  ----------  ---------
2nd Quarter 2003   $     0.50  $    0.08
-----------------  ----------  ---------
3rd Quarter 2003   $     0.45  $    0.15
-----------------  ----------  ---------
4th Quarter 2003   $     0.55  $    0.14
-----------------  ----------  ---------

* The pricing information was provided by the OTC Bulletin Board. All prices are adjusted for the 50 to 1 reverse split which occurred on May 23, 2003.

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

On March 4, 2004, the Company's issued and outstanding common stock totaled 13,155,560 shares, held by approximately 50 shareholders of record and by an undetermined number of additional shareholders through nominee or street name accounts with brokers.

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

The Company did not issue any securities without registration under the Securities Act of 1933 during its fiscal year ended September 30, 2003.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements included herein. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of Part I of this Annual Report. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the "Risk Factors" section of this Form 10-KSB.

At the year ended September 30, 2003, EAPI Entertainment, Inc. is now pursuing business opportunities in the electronic entertainment industry.

PLAN  OF  OPERATIONS

The Company's plan of operation for the next twelve months is summarized as follows:

1. The Company plans to negotiate for the acquisition of the Adam and Genesis computer engines and to continue the development of video game products incorporating these computer engines. The Company estimates that it will expend an additional $300,000 on these projects over the next twelve months.

2. The Company plans to continue its bid to deliver an on-line safety courses to members of the construction trades in the province of Alberta, Canada. If the Company's proposal is accepted, the Company anticipates that it will expend approximately $400,000 to complete and deliver the work required under the contract over the next twelve months.

3. The Company plans to pursue an agreement with Rural Roots for the delivery of on-line agricultural educational courses through existing educational facilities in Alberta, Canada. The Company's proposal is accepted, the Company anticipates that it will expend approximately $500,000 over the next twelve months.

4. If the Company is successful in its initial endeavours to develop video games and on-line education programs, the Company plans to pursue the development of the EASI Studio. Costs of development of the studio, including equipment and infrastructure costs, are expected to be approximately $600,000.

In the next twelve months the Company estimates that it will spend approximately $2,500,000 in pursuing its stated plan of operations. Of this amount approximately $700,000 will be comprised of overhead expenses and $1,800,000 will be comprised of production and development work in video game and on-line educational software and the EASI Studio. The actual expenditures will depend on whether the Company is awarded any contracts for on-line educational training and whether the Company is able to undertake the development of any video games. The Company's requirements are expected to increase if the Company is able to enter into agreements that would enable it to pursue the development of computer entertainment games. There is no assurance that the Company will be able to obtain the necessary financing to pursue its plan of operations due to its limited cash reserves and its working capital deficit. The Company does not have any arrangements in place for any financing and there is no assurance that any arrangements for financing will be entered into.

OPERATING  COSTS  AND  EXPENSES
-------------------------------

The Company incurred total operating expenses of $1,220,917 during the year ended September 30, 2003, which was a decrease of $708,063 over operating expenses of $1,928,980 incurred by the Company during the year ended September 30, 2002. As a result of the discontinuation of the Enzyme business, $352,257 in the current year and $1,104,408 the previous year in operating cost of the Enzyme business were regrouped into discontinued operations.

An analysis of the major operating items shows the following changes:

Consulting and professional fees increased to $673,455 from $488,258 the previous period as a result of the use of additional consultants in both education and Computer game areas of the Company increasing total consultants from eleven to a maximum of twenty two.

Office and administration decreased to $42,542 from $220,032 the previous period as a result of the elimination of several contracts and the closing of one office during the year.

Rent, utilities and telephone increased to $145,814 from $113,050 the previous period by increased telephone use as the company began marketing its new business.

The Company does expect to increase costs in the next fiscal year in anticipation of the growing new business.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company had cash of $38,995 as of September 30, 2003 compared to cash of $(1,262) as of September 30, 2002. The Company had a working capital deficit of $3,602,886 as of September 30, 2003 compared to a working capital deficit of $1,947,607 as of September 30, 2002. As of September 30, 2003, the Company had a net stockholders' deficit of $3,620,941, with accumulated losses during the development stage of $8,419,410 including a loss of $1,329,862 during the current year. Due to the Company's substantial working capital deficit and its current inability to generate revenues, there is no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. In addition, there can be no guarantee that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company, or at all.

No material commitments for capital expenditures were made during the year ended September 30, 2003.

On May 5, 2003, the Company agreed to terminate the Duro Enzyme License agreement and all liabilities associated with the license were eliminated. The Note Payable of $2,500,000 and the accrued interest of $284,244 were forgiven and the Company has no further rights to use the technology. The Recovery on the License termination has been recorded in the financial statements in additional paid in capital.

The Company owes the following amounts to related parties, as described in greater detail in Item 12 of this Annual Report on Form 10-KSB:

---------------------------  -------------------------  -------------------------
CREDITOR                     AS OF SEPTEMBER 30, 2002   AS OF SEPTEMBER 30, 2003
---------------------------  -------------------------  -------------------------
Brampton Holdings Ltd.       $                 304,886  $                 554,168
---------------------------  -------------------------  -------------------------
Sanclair Holdings Ltd.       $                 307,512  $                 585,458
---------------------------  -------------------------  -------------------------
Pacific Ocean Resources      $                 273,305  $                 847,674
Corporation
---------------------------  -------------------------  -------------------------
529473 B.C. Ltd.             $                 173,944  $                 150,790
---------------------------  -------------------------  -------------------------
Earthscape Maintenance Ltd.  $                 575,342  $                 759,387
---------------------------  -------------------------  -------------------------
TOTAL:                       $               1,634,989  $               2,897,477
---------------------------  -------------------------  -------------------------

The Company will require additional financing in order to enable it to proceed with its plan of operations, as discussed above under Plan of Operations. The Company anticipates that it will require approximately $2,500,000 over the next twelve months to finance its stated plan of operations. These cash requirements are in excess of the Company's current cash and working capital resources. Accordingly, the Company will require additional financing in order to continue operations. The Company plans to complete an equity financing or equity financing's through a private placement of the Company's common stock in order to raise the funds necessary to enable the Company to proceed with its plan of operations. The Company has no arrangements in place for any additional financing and there is no assurance that the Company will achieve the required additional funding. There is no assurance that any party will advance additional funds to the Company in order to enable it to sustain its plan of operations.

Consulting fees of $762,215 were outstanding and unpaid as of September 30, 2003. Thirteen (13) of the Twenty-two (22) consulting companies were owned or controlled by creditors and/or shareholders, provided consulting services, expertise, and knowledge to the Company during the period.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS

In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51. "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the entity the investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. The effective date includes those entities to which Interpretation 46 had previously had previously applied. However, prior to the required application of Interpretation 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date which it is first applied or by restating previously issued financial of the first year restated.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a significant effect on the Company's financial statement presentation or disclosures.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity".
SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

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

THE COMPANY'S OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY WHICH COULD INCREASE THE VOLATILITY OF ITS STOCK PRICE.

As a result of the Company's limited operating history and the planned expansion of its business operations, the Company's quarterly and annual revenues and operating results are likely to fluctuate from period to period. For this reason, you should not rely on period-to-period comparisons of the Company's financial results as indications of future results. The Company's future operating results could fall below the expectations of public market analysts or investors and significantly reduce the market price of its common stock. Fluctuations in the Company's operating results could increase the volatility of its stock price.

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

CONCENTRATION OF OWNERSHIP OF DIRECTORS, OFFICERS AND SIGNIFICANT EMPLOYEES MAY REDUCE THE CONTROL BY OTHER SHAREHOLDERS OVER THE COMPANY.

The Company's directors, officers and other control persons own or exercise full or partial control over more than 15.8% of the Company's outstanding common stock. As a result, other investors in the Company's common stock may not have much influence on corporate decision-making. In addition, the concentration of control over the Company's common stock among the insiders could prevent a change in control of the Company.

THE COMPANY'S COMMON STOCK IS CONSIDERED A "PENNY STOCK", WHICH MAKES IT MORE DIFFICULT TO SELL THAN AN EXCHANGE-TRADED STOCK.

The Company's securities are subject to the SEC rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investor" means, in general terms, institutions with assets exceeding $5,000,000 or individuals having net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of the Company's securities to buy or sell in any market that may develop.

In addition, the SEC has adopted a number of rules to regulate "penny stocks" (a "penny stock" is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions). Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-7 under the Exchange Act. The rules may further affect the ability of owners of the Company's shares to sell their securities in any market that may develop for them. Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

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

     THE ISSUANCE OF ADDITIONAL SHARES MAY HAVE THE EFFECT OF DILUTING THE INTEREST OF SHAREHOLDERS.

Any additional issuances of common stock by the Company from its authorized but unissued shares may have the effect of diluting the percentage interest of existing shareholders. Out of the Company's 500,000,000 authorized common shares, 486,844,440 or approximately 97.4% remain unissued at December 16, 2003. The Board of Directors has the power to issue such shares without shareholder approval. None of the 40,000,000 authorized preferred shares of the Company are issued. The Company fully intends to issue additional common shares or preferred shares in order to raise capital to fund its business operations and growth objectives or as compensation for services rendered on behalf of the Company.

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

THE COMPANY DOES NOT ANTICIPATE PAYING DIVIDENDS TO ITS SECURITY HOLDERS IN THE FORESEEABLE FUTURE WHICH MAKES INVESTMENT IN ITS STOCK SPECULATIVE OR RISKY.

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



ITEM 7.  FINANCIAL  STATEMENTS


The following audited financial statements of the Company are included with this Annual Report on Form 10-KSB:

Independent  Auditor's  Report  of  Weinberg  &  Company . . . . . . . . . . F-1

Independent  Auditor's  Report  of  Hawkins  Accounting . . . . . . . . . . .F-2

Consolidated  Balance  Sheets  as  at  September  30,  2003  and  2002 . . . F-3

Consolidated Statements of Operations and other Comprehensive Income for the years  ended  September  30,  2003  and  2002  . . . . . . . . . . . . . . . F-4

Consolidated Statements of Stockholders Equity for the years ended September 30,
2003  and  2002  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5

Consolidated Statement of Cash Flow for the years ended September 30, 2003 and
2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6

Notes  to  Financial  Statements . . . . . . . . . . . . . . . . . . . . . . F-7

To  the  Board  of  Directors
EAPI  Entertainment,  Inc.
Langley,  British  Columbia

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the accompanying consolidated balance sheet EAPI Entertainment, Inc. and subsidiaries (the "Company"), as of September 30, 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of EAPI Entertainment, Inc. and subsidiaries as of September 30, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has a net loss of $1,329,862 and a negative cash flows from operations of $401,095 for the year ended September 30, 2003, and has a working capital deficiency of $3,602,886 and a shareholders' deficiency of $3,620,941 as of September 30, 2003 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.

Boca Raton, Florida
February 27, 2004

To the Board of Directors
EAPI Entertainment, Inc.
Langley, British, Columbia

                          INDEPENDENT AUDITORS' REPORT

I have audited the consolidated balance sheet of EAPI Entertainment, Inc. (Formerly - Duro Enzyme Products Inc.) as of September 30, 2002 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year ended September 30, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EAPI Entertainment, Inc. (Formerly - Duro Enzyme Products Inc.) as of September 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


/s/  "Hawkins Accounting"

DECEMBER 23, 2002

                    EAPI ENTERTAINMENT, INC. AND SUBSIDIARIES
                  (FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
                          CONSOLIDATED BALANCE SHEETS
                          September 30, 2003 and 2002

ASSETS

                                                                     2003          2002
                                                                 ------------  ------------
Current assets
  Cash in bank                                                   $    38,995   $         -
  Non-trade receivable                                               185,443       102,163
  Prepaid                                                             44,988             -
                                                                 ------------  ------------
    Total current assets                                             269,426       102,163
Other assets

  Licenses (net)                                                           -     2,000,000
                                                                 ------------  ------------
    Total other assets                                                     -     2,000,000
                                                                 ------------  ------------
TOTAL ASSETS                                                     $   269,426   $ 2,102,163
                                                                 ============  ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
  Cash Overdraft                                                 $         -   $     1,262
  Accounts payable and fees                                          454,231       219,960
  Payable and fees to related parties                              2,104,779     1,381,299
  Short term notes to related parties                              1,313,302       447,249
                                                                 ------------  ------------
    Total current liabilities                                      3,872,312     2,049,770

Deferred Rent                                                         18,055             -
Net Liabilities of Discontinued Operations                                 -        12,777
Long term debt                                                             -     2,752,738
                                                                 ------------  ------------
TOTAL LIABILITIES                                                  3,890,367     4,815,285

Shareholders' deficiency
  Preferred stock, 40,000,000 shares authorized $.001
    par value, 0 shares outstanding                                        -             -
  Common stock, 500,000,000 authorized, $.001 par
  value, 13,155,560 outstanding in 2003 and 14,355,560 in 2002        13,156        14,356
  Paid in capital                                                  5,293,014     4,445,070
  Deficit                                                         (8,502,410)   (7,172,548)
  Accumulated other Comprehensive Loss                              (424,701)            -
                                                                 ------------  ------------
    Total shareholders' deficiency                                (3,620,941)   (2,713,122)
                                                                 ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                   $   269,426   $ 2,102,163
                                                                 ============  ============

    The accompanying notes are an integral part of the consolidated financial statements

                           EAPI ENTERTAINMENT, INC. AND SUBSIDIARIES
                        (FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
                          CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               OTHER COMPREHENSIVE INCOME (LOSS)
                       For the years ended September 30, 2003 and 2002


                                                    2003                   2002
                                            --------------------  ----------------------
Revenue                                                       -                       -
                                            --------------------  ----------------------

Expenses
  Consulting and professional fees                      673,455                 488,258
  Office and administration                              42,542                 220,032
  Investor communication                                  4,754                   3,232
  Travel, meals and entertainment                         2,095                       0
  Rent, utilities and telephone                         145,814                 113,050
                                            --------------------  ----------------------
    Total expenses                                      868,660                 824,572
                                            --------------------  ----------------------

  Loss from operations                                 (868,660)               (824,572)

Other expenses
  Loss on asset impairment                                    -              (3,083,000)
  Interest                                             (121,722)               (137,094)
                                            --------------------  ----------------------
    Total other expenses                               (121,722)             (3,220,094)
                                            --------------------  ----------------------

  Loss before discontinued operations                  (990,382)             (4,044,666)
    Loss on discontinued operations                    (339,480)             (1,117,185)
                                            --------------------  ----------------------
Net Loss                                    $        (1,329,862)  $          (5,161,851)
                                            ====================  ======================

Loss per share of common stock
  From continuing operations                $             (0.08)  $               (0.31)
  From discontinued operations                            (0.02)                  (0.08)
                                            --------------------  ----------------------
Net loss per share of common stock          $             (0.10)  $               (0.39)

Weighted average of
  shares outstanding                                 13,155,560              13,155,560
                                            ====================  ======================


Comprehensive Income (Loss)

  Foreign currency translation adjustment              (424,701)                      -
                                            --------------------  ----------------------

  Other comprehensive income (loss)                    (424,701)                      -
  Net loss                                           (1,329,862)             (5,161,851)
                                            --------------------  ----------------------

Comprehensive Income (Loss)                 $        (1,754,563)  $          (5,161,851)
                                            ====================  ======================

    The accompanying notes are an integral part of the consolidated financial statements

                             EAPI ENTERTAINMENT, INC. AND SUBSIDIARIES
                           (FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                          For the years ended September 30, 2003 and 2002

                                               Common stock
                                         -------------------------                                   Other
                                                                     Paid in                     Comprehensive
                                           Shares        Amount      Capital      Deficit         Income (Loss)          Total
                                         -----------  ------------  ----------  ------------  ----------------------  ------------
Balance
   October 1, 2001                       13,150,560   $    13,151   $1,361,849  $(2,010,697)                          $  (635,697)
Issuance of stock                             5,000             5        1,420                                              1,425
Purchase of Business -
   Shares to be Issued                    1,200,000         1,200    3,081,801                                          3,083,001
Net loss for the year
   ended September 30, 2002                                                      (5,161,851)                           (5,161,851)
Balance
                                         -----------  ------------  ----------  ------------                          ------------
    September 30, 2002                   14,355,560        14,356    4,445,070   (7,172,548)                      -    (2,713,122)

Disposal of Business                     (1,200,000)       (1,200)       1,200                                                  -
Foreign Currency Translation Adjustment                                                                    (424,701)     (424,701)
Gain on cancellation of debt from                                      846,744                                            846,744
Related Party
Net loss for the year
   ended September 30, 2003                                                      (1,329,862)                           (1,329,862)
                                         -----------  ------------  ----------  ------------  ----------------------  ------------
                                         13,155,560   $    13,156   $5,293,014  $(8,502,410)               (424,701)  $(3,620,941)
                                         ===========  ============  ==========  ============  ======================  ============

    The accompanying notes are an integral part of the consolidated financial statements

                                EAPI ENTERTAINMENT, INC. AND SUBSIDIARIES
                              (FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
                          CONSOLIDATED STATEMENTS OF CASH FLOWS-INDIRECT METHOD
                             For the years ended September 30, 2003 and 2002


                                                               2003               2002
                                                          ---------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $   (1,329,862)  $     (5,161,851)

Adjustments to reconcile net loss to net cash
  Used in operating activities
  Depreciation and amortization                                   62,500            250,000
  Recovery on accrued Interest                                    31,506                  -
  Deferred rent                                                   18,055                  -
  Increase in accounts payable                                   957,751          1,447,877
  Increase in accounts receivable                                (83,280)          (102,093)
  Increase in Prepaid Accounts                                   (44,988)                 -
  Loss on impairment of assets                                         -          3,083,000
  Net Liabilities of Discontinued Operations                     (12,777)            12,777
                                                          ---------------  -----------------


NET CASH USED IN OPERATING
  ACTIVITIES                                                    (401,095)          (470,290)
                                                          ---------------  -----------------

FINANCING ACTIVITIES
  (Decrease) Increase in bank overdraft                           (1,262)             1,262
  Sale of common stock                                                 -              1,425
  Long term debt                                                       -            124,998
  Short term notes                                               866,053            339,416
                                                          ---------------  -----------------

NET CASH GENERATED FROM FINANCING ACTIVITIES                     864,791            467,101

EFFECT OF FOREIGN CURRENCY TRANSLATION                          (424,701)                 -
                                                          ---------------  -----------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                     38,995             (3,189)

Cash and cash equivalents at the beginning of the period               -              3,189
                                                          ---------------  -----------------

CASH AND CASH EQUIVALENTS AT THE END OF
  THE PERIOD                                              $        38,995   $             -
                                                          ================  ================

    The accompanying notes are an integral part of the consolidated financial statements

                            EAPI ENTERTAINMENT, INC.
                 (FORMERLY - DURO ENZYME PRODUCTS, INCORPORATED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE  1:     SIGNIFICANT  ACCOUNTING  POLICIES
             ---------------------------------

Nature  of  business
--------------------
     EAPI Entertainment, Inc. (The "Company") was incorporated under the laws of the State of Nevada on September 15, 1995. The Company's current business activities, which began in the second quarter of 2003, include developing business for the electronic entertainment market. The Company is seeking to acquire revenue generating businesses or projects with long term potential that will enable the Company to generate revenues to fund the current business plan in the electronic entertainment market.

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

Property  and  equipment
------------------------
     Property and equipment are recorded at cost. Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts a d any gain or loss is included in income. Depreciation is provided using the straight line and accelerated methods over the useful lives.

Intangible  and  other  assets
------------------------------
     The cost to purchase intangible assets is recorded at the purchase price of the contract and amortized over its useful life not to exceed 10 years using the straight-line method. Amortization cost for the year 2003 is $62,500, and 2002 $250,000. No Amortization was taken in the period January 1 - September 30, 2003 due to the recovery on the license termination.

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

Comprehensive  Income
---------------------
     Generally accepted accounting principles require the inclusion of the statement of Comprehensive Income for certain transactions including gain or loss on foreign currency transactions and unrealized gain or loss on marketable securities.

Foreign  Currency
-----------------
     The functional currency of the Company is US$. A significant subsidiary conducts its business in a foreign currency (CDN$) and appropriate exchange translation adjustments are made during the period and at the period end to report the results in US$.

Recent  Accounting  Pronouncements
----------------------------------

     The following accounting pronouncements if implemented would have no effect on the financial statements of the Company.

     In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51. "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the entity the investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

     Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

     Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. The effective date includes those entities to which Interpretation 46 had previously had previously applied. However, prior to the required application of Interpretation 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

     Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date which it is first applied or by restating previously issued financial of the first year restated.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a significant effect on the Company's financial statement presentation or disclosures.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

     SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

     Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

Reclassification
----------------

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on previously stated financial statements of the Company.


NOTE  2:     LOSS/  GAIN  ON  DISPOSAL  OF  ASSETS
             -------------------------------------

     On December 23, 2002 the Board of Directors agreed to dispose of Bruden and on January 6, 2003 an agreement was signed with the former owner to dispose of the business. The results of Bruden Steaming and Vac Truck Services Ltd. during the period are included as discontinued operations in the financial statements. (See Note 10.)

     In  September  2000,  the  Company,  through  its  subsidiary  Duro  Enzyme
     Solutions, Inc. Nevada, USA, entered into a License and Distribution Agreement with a related party (See Note 3) to use exclusive stable enzyme production technology, both current and further developed by the Company from its own research for the term of the agreement. The purchase price of this license was $2,500,000 and was satisfied by a promissory note bearing interest at a rate of 5% per annum which did not commence until the Company begins selling stable enzymes. The $2,500,000 was being amortized over a 10-year period using the straight-line method.

     On May 5, 2003 the Company agreed to terminate the License agreement and all liabilities associated with the license were eliminated. The license was with a related party so the debt forgiveness in excess of the license book value on the License termination has been recorded in the financial statements as an additional paid in capital (See Note10).

NOTE  3:     RELATED  PARTY  TRANSACTION
             ---------------------------

     A total of $376,616 was accrued in consultant services for the year ending September 30, 2003, $183,685 September 30, 2002. The total outstanding and unpaid is $762,215 at September 30, 2003, $385,599 at September 30, 2002.
     Thirteen (13) companies, which are owned or controlled by shareholders or creditors of the Company, have provided services and expertise to the Company during this period.

     During the period to September 30, 2002, the Company endorsed Research and Development Service Agreements with a company owned by a creditor of the Company. The agreement was canceled in December, 2002. This agreement retained the Founder's company's expertise and services for research, development, design, and related consultations. A consulting fee was charged at a standard rate, established by the consultants. An additional

     15% was charged on incurred costs as an administrative, overhead and handling charge. The long-term debt owed has been canceled but was owed to the creditor, however the amount is now $NIL, September 30, 2002 the amount was $2,752,738(See notes7 and10).

     One year short-term loans of $866,053 were advanced to the Company by three shareholders during the year ending September 30, 2003. The interest rate for the loans is 10%. $339,416 was advanced during the year ended September 30, 2002. The funds were used for operating capital.

     The Company had two 5-year leases for facilities. Both were terminated by mutual agreement in December 2002. One lease is for office space and furnishings. This lease has accrued rent at the end of September 30, 2003, of $223,653 and $176,612 at September 30, 2002.

     The other lease was for Research space. It has accrued rent at the end of September 30, 2003, of $163,118 and $120,168 at September 30, 2002. Both
     leases  were  held  by shareholders of the Company, which own the premises.

     The Company has accrued fees of $742,664 to September 30, 2003 and $572,228 to September 30, 2002 for a 36-month Technology, Operations, Maintenance, Research & Development, Engineering and Training consulting contract with a company owned by shareholders. The contract was entered into on January 1, 2002. On December 13, 2002 the contract was canceled and both parties agreed to repay the outstanding fees from revenue generated by the Company.

     The Company has accrued fees of $126,692 to September 30, 2003, for a 4-month Office, Accounting & Administration contract with a company owned by shareholders who own less than 5% of DEPI authorized and issued shares. The Company entered into the contract for the period of time necessary to prepare its in-house office, accounting, and administrative department. The duration of the contact was from January 1, 2002, to April 30, 2002. On December 23, 2003 both parties agreed to repay the outstanding fees from revenue generated by the Company.


NOTE  4:     INCOME  TAXES
             -------------

     The long term deferred tax benefit for income taxes from the loss of operations from the current year consists of the following component: long term deferred tax benefit of $452,153 for the fiscal year ending September 30, 2003 and an accumulated long term tax benefit of $2,890,819 from all net operating losses. The Company provides a $2,890,819 a valuation allowance recorded against the deferred tax asset resulting from net operating losses. The effective tax rate used in the computation of the deferred tax benefit is 34%. Net operating loss carry-forward will expire in various years beginning in 2013.

     The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the valuation allownace of the deferred tax asset is no longer required.

     No provision is being made for state income tax for the year ending September 30, 2003 since all operations are in Canada. In prior years the operations were in California and California Franchise taxes were applicable.


NOTE  5:     COMMON  STOCK
             -------------

     On January 31, 2002 the board of directors voted a 20:1 forward stock split as of the record date March 4, 2002.

     On  April 18, 2002 the board approved the issuance of 5,000 shares to James
     C.  Florio,  for  his  ongoing  assistance  to  the  board  of  Directors.

     On May 29, 2002 the Company acquired a new business, Bruden Steaming and Vac Truck Services Ltd. "(Bruden"). In exchange for all the outstanding shares of Bruden the Company issued 1,200,000 common shares. On December 23, 2002 the board of Directors agreed to dispose of Bruden. On January 6, 2003 in exchange for the return of the 1,200,000 common shares of the Company the Company disposed of Bruden to the former owner.

     On May 9, 2003 the Company filed to have a share rollback of 50 to 1 and an amendment to the articles of incorporation to decrease the authorized share capital to 500,000,000 common shares. This 50 to 1 rollback was approved and on May 27, 2003 it was effective.

     All share and per share amounts have been restated to give effect to the forward and reverse stock splits that took place in 2003 and 2002, respectively.

NOTE  6:     FIXED  ASSETS
             -------------

     The Company's only fixed assets were part of the Company Bruden Steaming and Vac Truck Services Ltd. and as a result of the disposition on January 6, 2003 discussed in Note 2 the assets have been transferred back to Bruden and the company has no further fixed assets, only rented equipment.

     For the year ended September 30, 2003 and 2002 depreciation was $Nil and $79,321 respectively.

NOTE  7:     NOTES  PAYABLE
             --------------

     The note payable in the amount of $2,500,000 had annual interest of 5% per annum and was tied to purchase of the license agreement (see Note 2). Payment terms were tied to the commencing of sales by the Company. Interest accrued until such time as six months from first date of sales. At such time, principal plus accrued interest was to be repaid over five years.

     On May 5, 2003 the Note Payable was canceled as part of the license termination agreement. The accrued interest payable was not paid and is included in recovery on license termination in the financial statements (See Note 10).

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

                                              For the Year Ended 2002
                                     ----------------------------------------
                                        Income        Shares       Per-Share
                                     (Numerator)   (Denominator)    Amount
                                     ------------  -------------  -----------
(Loss) from continuing operations
before discontinued operations and
Extraordinary license recovery
available to common stockholders
earnings (loss) per share            $(4,044,666)     13,155,560  $    (0.31)
                                     ============  =============  ===========


                                            For the Year Ended 2002 (Con't)
                                        ----------------------------------------
                                           Income        Shares       Per-Share
                                        (Numerator)   (Denominator)    Amount
                                        ------------  -------------  -----------
(Loss) from discontinued operations
available to common stockholders
earnings (loss) per share               $(1,117,185)     13,155,560  $    (0.08)
                                        ============  =============  ===========


Net (Loss) from continuing operations
available to common stockholders
basic earnings (loss) per share         $(5,161,851)     13,155,560  $    (0.39)
                                        ============  =============  ===========

                                               For the Year Ended 2003
                                      ----------------------------------------
                                         Income        Shares       Per-Share
                                      (Numerator)   (Denominator)    Amount
                                      ------------  -------------  -----------
(Loss) from continuing operations
before discontinued operations and
Extraordinary license recovery
available to common stockholders
earnings (loss) per share            $  (990,382)     13,155,560  $    (0.08)
                                      ============  =============  ===========

(Loss) from discontinued operations
available to common stockholders
earnings (loss) per share             $  (339,480)     13,155,560  $    (0.02)
                                      ============  =============  ===========

Net (Loss)
available to common stockholders
basic earnings per share              $(1,329,862)     13,155,560  $    (0.10)
                                      ============  =============  ===========


NOTE  9:     LEASES
             ------

     The Company had two five-year leases, one for office space and furnishings and the other for research facilities. Both were terminated in December 2002 by mutual agreement.

     The main office building was taken over by a new owner and all research activities ceased in December 2002. A total of $68,812 was charged to rent expense under these leases during the period ending December 31, 2002. These leases were recorded as operating leases and the amounts paid were charged to expense. The Company has negotiated a new lease with the new owner for a three-year term for the main office space. The rental expense charged in the period to September 30, 2003 on the new lease is $74,659 resulting in a total rent expense for the year of $143,471. The Company is committed under its lease to January 31, 2006. Future minimum annual lease payments are due as follows:

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
                                                 ========

NOTE  10:     ACQUISITION  AND  DISPOSITION
              -----------------------------

     On May 29, 2002 the Company acquired all of the outstanding shares of a private company, Bruden Steaming and Vac Truck Services Ltd. ("Bruden"). On January 6, 2003 all the outstanding shares of Bruden were disposed of in exchange for the return of 1,200,000 common shares of the Company. The results of Bruden's operations in the period and the gain on the disposition have been included in the consolidated financial statements as discontinued operations. The total loss during the period to September 30, 2002 was $12,777. On September 27, 2002 the Board of Directors of the Corporation agreed to review the purchase and the Financial Statements of Bruden. Management determined that the entire amount of Goodwill obtained in the purchase of Bruden should be fully impaired. In accordance with Financial Accounting Statement number 144, the goodwill needs to be impaired prior to any computation of a gain or loss on the disposal of Bruden.

     The value of the 1,200,000 common shares issued by the Company to acquire Bruden was determined based on the average market price of Duro's common shares over a 2-day period before and after the date of the acquisition.

     On December 23, 2002 Management agreed to dispose of Bruden and on January 6, 2003 and agreement was signed (Note 2).

     On May 5, 2003 the Company agreed to terminate its License and distribution agreement discussed in Note 2. In December 2002 all research ceased and the Company was assessing if it should continue with the technology licensed. The Company concluded that they no longer wished to pursue this technology and entered into negotiation to terminate the License. This was concluded with an agreement on May 5, 2003.

     The results of the operations of the Enzyme license business in the period and the loss on the disposition have been included in the consolidated financial statements as discontinued operations. In the current period the total loss to May 5, 2003 is $352,257 and to September 30, 2002 the operation loss is $1,104,408. The termination of License resulted in a gain on cancellation of debt from a related party of $846,744. This is included in paid in capital on the financial statements since the debt was to a related party creditor.

     The income from discontinued operations in the amount of $12,777 for the period ended September 30, 2002 results from the Company's disposition of Bruden on January 6, 2003.

NOTE  11:     GOING  CONCERN
              --------------

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $1,329,862 and a negative cash flows from operations of $401,095 for the year ended September 30, 2003, and has a working capital deficiency of $3,602,886 and a shareholders' deficiency of $3,620,941 as of September 30, 2003 that raise substantial doubt about its ability to continue as a going concern.

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


NOTE  12:     SIGNIFICANT  EVENTS
              -------------------

     On December 13, 2002 the Company shut down its enzyme research (See Notes 2 and 10). Several of the Company's contracts have been amended due to the change in the operation of the business. These actions were taken as management considers its future use of the enzyme technology.

     On  May  5, 2003 the Company agreed to terminate its License agreement (See
     Note 2 and 10). The Company concluded that they no longer wanted to pursue this technology and entered into negotiation to terminate the License. This was concluded with an agreement on May 5, 2003.

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

     On October 29, 2003 the President of the Company Perry Smith resigned.

     The New President of the Company is Peter Gardner. Peter Gardner has over 20 years of experience in the Electronic Entertainment Industry.

     On January 31, 2004 a settlement agreement was reached in a lawsuit that the Company is a party to. The settlement is scheduled to close on March 15, 2004 and the Company will be released from all liability in this matter. The Company had not expected any liability and therefore had not made any accrual.

     As a result of these events the operations of the Company have significantly changed.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 19, 2003, Hawkins Accounting, ("Hawkins") resigned as the Company's independent accountants. Hawkins resigned because it chose not to register with the Public Company Accounting Oversight Board for the purpose of issuing reports on public companies. On December 22, 2003 the Company's board of directors decided to engage Weinberg & Company, PA to serve as its independent accountants and approved the change of independent accountants. The reports of Hawkins on the Company's consolidated financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles.

During the Company's two most recent fiscal years, the Company had no disagreements with Hawkins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hawkins, would have caused Hawkins to make reference to the subject matter of the disagreement in connection with its reports on the Company's financial statements for such years and interim periods. The Company believes that during its two most recent fiscal years Hawkins 's resignation, there were no "reportable events," as defined in
Item 304(a)(1)(v) of Regulation S-K. The Company reported the change in accountants on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on December 24, 2003. The Form 8-K contained a letter from Hawkins, addressed to the SEC, stating that it agreed with the statements concerning Hawkins in such Form 8-K.

ITEM 8A.  CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Peter Gardner and our Chief Financial Officer Dean Branconnier. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended September 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following information sets forth the names of our officers and directors, their present positions with our company, and their biographical information:

NAME              AGE  POSITION
----------------  ---  --------

Peter Gardner      44  Chief Executive Officer, President and Director

Dean Branconnier   36  Chief Financial Officer, Treasurer and Director

Chad Burback       29  Secretary and Director

PETER  GARDNER  -  PRESIDENT  AND  DIRECTOR
-------------------------------------------

Mr. Gardner was appointed as chief executive officer, president and a director On November 3, 2003. Mr. Gardner has over 22 years of experience in the computer software industry and is a master in technical design.

From 1981 to 1985 Mr. Gardner was involved in software design and development. In 1985 Mr. Gardner led a design team in the development of a student database management and reporting software system. Mr. Gardner created a software engine that generated reports based on the individual needs of the user. The resulting software improved the school's reporting system.

From 1986 to 1988 Mr. Gardner built and operated MindMeld Software ("MindMeld"), a computer game company based in Vancouver, B.C. During this time, he developed software engines to accommodate the needs of his business and to generate entertainment software programs for the Apple ][, the Commodore 64, and the early IBM Personal Computer. In 1988 MindMeld was acquired by Distinctive Software, a game development company based in Burnaby, British Columbia. Mr. Gardner retained ownership of his software engine technology following the acquisition.

From 1988 until 1991, Mr. Gardner restructured Distinctive Software and focused on developing its corporate strategy. In 1991, Distinctive Software was acquired by Electronic Arts Inc., and its name was changed to Electronic Arts Canada Inc. Mr. Gardner continued to work at Electronic Arts Canada from 1991 to 1994.

From 1994 to 2002 Mr. Gardner assisted various game development companies in: developing their corporate strategy, their game development, and negotiating development contracts.

In addition to this, Mr. Gardner created the core design of a major multiplayer online game and initiated the development of other related engine technology.

MR. DEAN BRANCONNIER - CHIEF FINANCIAL OFFICER, TREASURER AND DIRECTOR

Mr. Branconnier has been the Company's treasurer and a director since September 2000. Mr. Branconnier was appointed as chief financial officer of the Company on October 29, 2003. Since joining the Company, Mr. Dean Branconnier has assisted with the organization and development of the Company. Prior to the year 2000, Mr. Branconnier was Plant Manager for Richmond Bio Conversion Inc. in Richmond, British Columbia, Canada (1998-2000) and for Hamilton Bio Conversion Inc. in Hamilton, Ontario, Canada (1995-1998). As Plant Manager, Mr. Branconnier had the following duties and responsibilities: assist with project schedules and construction contracts; plant operations and start up; maintain a daily log of all plant events and manage daily operations; oversee all office administration; manage expenditures; ensure compliance with permits; conduct performance reviews of employees; ensure plant safety and security; and staff the plants. Mr. Branconnier is a first cousin of Mr. Chad Burback.

MR. CHAD BURBACK - SECRETARY AND DIRECTOR

Mr. Burback has been the Company's secretary and a director since September 2000. Since joining the Company, Mr. Chad Burback has assisted with the organization and development of the Company. Mr. Burback was Plant Manager for Hamilton Bio Conversion Inc. in Hamilton, Ontario, Canada (1998-2001). From 1995 to 1998 Mr. Burback was the Plant Manager for Brampton Bio Conversion Inc., a Depackaging and Recycling facility in Brampton, Ontario, Canada. As Plant Manager for each facility, Mr. Burback was responsible for the expansion of the facilities and had the following duties and responsibilities: assist with project schedules and construction contracts; operations control and management; maintain a daily log of all plant events; oversee all office administration; manage expenditures; ensure compliance with permits; conduct performance reviews of employees; ensure plant safety and security; and staff the plants. Mr.
Burback  is  a  first  cousin  of  Mr.  Dean  Branconnier.

COMMITTEES OF THE BOARD OF DIRECTORS

The Company presently does not have an audit committee, compensation committee, nominating committee, an executive committee comprised of the Company's board of directors, stock plan committee or any other committees. However, the Company's board of directors will consider establishing various committees during the current fiscal year.

TERMS  OF  OFFICE

The Company's directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of the Company's common stock or until removed from office in accordance with the Company's by-laws. The Company's officers are appointed by its board of directors and hold office until removed by the Company's board of directors.

AUDIT  COMMITTEE  FINANCIAL  EXPERT

The Company presently has no financial expert. The Company believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of the Company's start-up operations, the Company believes the services of a financial expert are not warranted.

CODE  OF  ETHICS

The Company has not yet adopted a corporate code of ethics. The Company's board of directors is considering, over the next year, establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

SECTION  16(a)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year:


                                                  NUMBER OF TRANSACTIONS NOT
NAME OF REPORTING PERSON  NUMBER OF LATE REPORTS  REPORTED ON A TIMELY BASIS
------------------------  ----------------------  --------------------------
Dean Branconnier          None                    None
------------------------  ----------------------  --------------------------

Chad Burback              None                    None
------------------------  ----------------------  --------------------------

ITEM 10.  EXECUTIVE  COMPENSATION

The following table sets forth certain compensation information as to the following individuals (the "named executive officers"):

(i)    Mr.  Peter  Gardener,  our  chief  executive  officer;
(ii)   Mr.  Dean  Branconnier,  our  chief  financial  officer;
(iii) Mr. Perry Smith, our former chief executive officer who resigned subsequent to our fiscal year ended September 30, 2003.

None of our executive officers earned more than $100,000 during our most recently completed fiscal year. Accordingly, we have not included any compensation information for any of our executive officers, our than our current chief executive officer, our chief financial officer and our former chief executive officer.

The following table sets forth certain information as to the Company's named executive officers for each of the Company's fiscal year ended September 30, 2003, 2002 and 2001. No other compensation was paid to any such named executive officers other than the compensation set forth below.

                                    SUMMARY COMPENSATION TABLE

                                                          Long Term Compensation
                                                    -----------------------------------
                       Annual Compensation                  Awards            Payouts
------------  ----  ------------------------------  ------------------------  --------  ---------
Name                                       Other    Restricted   Securities
and                                       Annual       Stock      Underlyin     LTIP    All Other
Principal                                 Compens    Award(s)    g Options/   Payouts    Compens
Position      Year  Salary ($)   Bonus   ation ($)      ($)       SARs (#)      ($)     ation ($)
                                  ($)
------------  ----  -----------  ------  ---------  -----------  -----------  --------  ---------
Perry Smith   2003  Nil          N/A     Nil        N/A          N/A          N/A       Nil
(former       2002  $ 30,519(1)  N/A     Nil        N/A          N/A          N/A       Nil
President     2001  Nil          N/A     Nil        N/A          N/A          N/A       Nil
and Chief
Executive
Officer)
------------  ----  -----------  ------  ---------  -----------  -----------  --------  ---------
Dean          2003    14,816(1)  N/A     N/A        N/A          N/A          N/A       Nil
Branconnier   2002  Nil          N/A                N/A          N/A          N/A       Nil
(Treasurer)   2001  Nil          N/A                N/A          N/A          N/A       Nil
------------  ----  -----------  ------  ---------  -----------  -----------  --------  ---------
Peter         2003   48,152 (1)  N/A     N/A        N/A          N/A          N/A       Nil
Gardner
(President
and Chief
Executive
Officer)
------------  ----  -----------  ------  ---------  -----------  -----------  --------  ---------

(1)  Represents accrued but unpaid consulting fees to September 30, 2003.

During the year ended September 30, 2003, the Company hired consultants, attorneys and independent accountants to assist management. The consultants received $628,040 in fees, the attorneys received $8,776 in fees, the independent accountants received $37,753 in fees and the executives received $62,968 in fees.

COMPENSATION  OF  DIRECTORS

Directors are not compensated for their service as directors. All directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as a director of the Company.

EMPLOYMENT  CONTRACTS

The Company pays Mr. Gardener a consulting fee of $10,000 CDN per month (equal to approximately $7,700 per month) in consideration for Mr. Gardener acting as chief executive officer and president of the Company. The Company pays Mr. Dean Branconnier a consulting fee of $4,000 CDN per month (equal to approximately $3,080 per month) in consideration for Mr. Branconnier acting as chief financial officer and treasurer of the Company. The Company is not party to any written consulting agreements with either Mr. Gardener, Mr. Branconnier or Mr. Burback. The Company may in the future execute additional written consulting agreements with the consulting companies owned by its executive officers and consultants.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of January 12, 2004 certain information known to the Company regarding the beneficial ownership of the Company's common stock, and as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares; (ii) each shareholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock; and (iii) all executive officers and directors as a group. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                               Name and address              Number of Shares of  Percentage of Common
Title of class               of beneficial owner                 Common Stock            Stock(1)
--------------  -------------------------------------------  -------------------  ---------------------

DIRECTORS AND
OFFICERS

--------------  -------------------------------------------  -------------------  ---------------------
Common Stock    Peter Gardener                                                NIL                  0.0%
                Chief Executive Officer,
                President and a Director
                201 - 20436 Fraser Highway,
                Langley, British Columbia,
                Canada, V3A 4G2

--------------  -------------------------------------------  -------------------  ---------------------
Common Stock    Dean Branconnier,                               1,040,000 Shares                   7.9%
                Chief Financial Officer,
                Treasurer and a Director
                201 - 20436 Fraser Highway,
                Langley, British Columbia,
                Canada, V3A 4G2

--------------  -------------------------------------------  -------------------  ---------------------
Common Stock    Chad Burback                                    1,040,000 Shares                   7.9%
                Secretary and Director
                201 - 20436 Fraser Highway,
                Langley, British Columbia,
                Canada, V3A 4G2

--------------  -------------------------------------------  -------------------  ---------------------
Common Stock    All Officers and Directors as a                 2,080,000 Shares                  15.8%
                Group (3 persons)

--------------  -------------------------------------------  -------------------  ---------------------
5% BENEFICIAL
SHAREHOLDERS
--------------  -------------------------------------------  -------------------  ---------------------
Common Stock    Jolene and Fred Fuller                          1,250,000 Shares                   9.5%
                201 - 20436 Fraser Highway,
                Langley, British Columbia, Canada, V3A 4G2

--------------  -------------------------------------------  -------------------  ---------------------
Common Stock    Terri and Lyle Veillet                          1,250,000 Shares                   9.5%
                201 - 20436 Fraser Highway,
                Langley, British Columbia,
                Canada, V3A 4G2

--------------  -------------------------------------------  -------------------  ---------------------
Common Stock    Shane & Josie Branconnier                       1,250,000 Shares                   9.5%
                201 - 20436 Fraser Highway,
                Langley, British Columbia,
                Canada, V3A 4G2
--------------  -------------------------------------------  -------------------  ---------------------


(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of January 10, 2004, there were 13,155,560 shares of the Company's common stock issued and outstanding.

================================================================================


CHANGE  IN  CONTROL

The Company is not aware of any arrangement that might result in a change in control in the future.

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

529473  B.C.  LTD.

529473 B.C. Ltd. is a private company owned by Mr. Rene Branconnier.

On September 14, 2000, the inventors and former owners of the stable enzyme-production technology licensed to Duro Solutions by 529473 B.C. Ltd., transferred ownership of their intellectual property rights to 529473 B.C. Ltd. for a nominal amount. 529473 B.C. Ltd. is owned by Mr. Rene Branconnier; accordingly he is the ultimate beneficiary of all agreements and arrangements between the Company and 529473 B.C. Ltd.

On September 21, 2000, the Company, through its subsidiaries, acquired the license to use the intellectual property. Under the terms of the License Agreement, the Company made a US$2,500,000 promissory note bearing interest at a rate of 5% per annum over a period of 10 years payable to 529473 B.C. Ltd. Also on September 21, 2000, the Company became party to Research and Development Services Agreements with 529473 B.C. Ltd. Under the terms of the Agreements, the Company and its subsidiaries agreed to retain the services of 529473 B.C. Ltd. to provide research, development, design, and related consultations. 529473 B.C. Ltd. was to receive a consulting fee at a standard rate, established by the consultants, and will charge an additional 15% on incurred costs as an administrative, overhead and handling charge. As a result of the Company acquiring the License and accrued interest, 529473 B.C. Ltd. was owed $2,752,738 under a note payable with annual interest of 5% per annum.

The board of directors of the Company determined not to pursue the development of the stable enzyme production technology that had been licensed to it by 529473 B.C. Ltd. As a consequence of this determination, the Company entered into a termination agreement with 529473 B.C. Ltd. on May 5, 2003. Under the termination agreement, the Company has agreed to the termination of all license agreements with 529473 B.C. Ltd. and in consideration, 529473 B.C. Ltd. agreed to the cancellation of the promissory note made by the Company in favor of 529473 B.C. Ltd. in the principal amount of $2,500,000 and to forgive accrued interest of $284,244.05 under the promissory note. The Company had conducted research of the stable enzyme technology but had not generated any revenues from this technology. The exchange of the promissory note and forgiveness of the accrued interest for the termination of the license agreements resulted in the elimination of $2,752,738 of long-term liabilities and an extraordinary gain on license termination of $846,744. This extraordinary item has been recorded on the Company's financial statements for the year ended September 30, 2003.

529473 B.C. Ltd. has advanced short term loans to the Company which were outstanding in the amount of $150,790 as of September 30, 2003.

PACIFIC  OCEAN  RESOURCES  CORPORATION

Pacific Ocean Resources Corporation is a private company owned by Mr. Rene Branconnier. During the fiscal years ended September 30, 2003 and 2002, the Company entered into short-term loans with Pacific Ocean Resources Corporation totaling $847,674 as of September 30, 2003.

SANCLAIR  HOLDINGS  LTD.

Sanclair Holdings Ltd. is a private company owned by Sharon Branconnier, the wife of Rene Branconnier. Sanclair Holdings advanced short term loans of $108,946 to the Company during the year ended September 30, 2003. Accrued but unpaid rent of $163,118 is owed by the Company to Sanclair Holdings Ltd., in respect of rental of research and development facilities which terminated in December 2002. In aggregate, the Company owes $585,458 to Sanclair Holdings as of September 30, 2003.

BRAMPTON  HOLDINGS  LTD.

Brampton Holdings Ltd. Is a private company owned by Sharon Branconnier and Jolene Fuller, wife and daughter, respectively, of Rene Branconnier. Brampton Holdings advanced short term loans of $200,008 to the Company during the year ended September 30, 2003. The Company previously rented a facility from Brampton Holdings. These lease was terminated in December 2002. The Company owes Brampton Holdings $223,653 in respect of accrued but unpaid rent. The Company owes Brampton Holdings an additional amount of $126,692 in respect of a four month administration and accounting contract entered into during the year ended September 30, 2002. In aggregate, the Company owes $554,168 to Brampton
Holdings  as  of  September  30,  2003.

EARTHSCAPE  MAINTENANCE  INC.

On January 1, 2002, the Company entered into a 36-month technology, operations, maintenance, research & development, engineering and training consulting contract with Earthscape Maintenance Inc., a company owned by Jolene Fuller and Fred Fuller, daughter and son-in-law of Rene Branconnier. Under this contact, Earthscape Maintenance earned fees of $742,664 to September 30, 2003, of which $572,228 were earned during the year ended September 30, 2002 and $170,436 was earned during the year ended September 30, 2003. The contract was terminated on December 13, 2002 when the Company ceased all research activity. Earthscape Maintenance has agreed to accept repayment of their accrued fees only after the Company has earned revenue. In aggregate, the Company owes $759,387 to Earthscape Maintenance as of September 30, 2003.

Under the SEC's rules, Mr. Ren Branconnier and Dr. Robert Jackman may be considered promoters or founders of Duro Enzymes Private and, following the October 16, 2000 voluntary share exchange, the Company. Dr. Robert Jackman owns 600,000 shares of the Company and during 2002 provided consulting services to the Company through FL Tech Inc. for which $2,580 was paid. In 2003 Mr. Jackman provided no consulting services to the Company. Mr. Ren Branconnier owns 300,000 shares of the Company and during 2003 provided consulting services to the Company through Sanclair Holdings Ltd. for which $126,050 was accrued. Mr. Ren Branconnier also owns 529473 B.C. Ltd.; accordingly he is the ultimate beneficiary of all agreements and arrangements between the Company and 529473 B.C. Ltd. The agreements between 529473 B.C. Ltd. and the Company and its subsidiaries were approved by the Company's Board of Directors. FL Tech a company controlled by Dr. Robert Jackman performed consulting work for 529473 B.C. Ltd. in 2002; Mr. Dean Branconnier and Mr. Chad Burback are Mr. Ren Branconnier's nephews.

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

10.1****       Lease  Agreement  dated  December  12,  2001

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

10.4*          Research  and  Development Services Agreement between 529473 B.C.
               Ltd. and Duro Enzyme Solutions Inc. (U.S.), as amended, dated September 21, 2000

10.5******     Termination  of  License  Agreements  between  the  Duro  Enzyme
               Solutions  Inc.  (Nevada),  Duro Enzyme Solutions Inc. (B.C.) and
               529473  B.C.  Ltd.  dated  May  5,  2003  (1)

16.1*****      Letter  from  BDO  Dunwoody,  Chartered  Accountants, to the U.S.
               Securities  and  Exchange  Commission

16.2*****      Letter  from  Raber  Mattuck,  Chartered Accountants, to the U.S.
               Securities  and  Exchange  Commission

21.1           List  of  Subsidiaries

23.1           Consent of the Independent Accountant - R. Richard Hawkins II

23.2           Consent of the Independent Accountant - Weinberg & Company

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

* Filed on November 20, 2000, as an exhibit to the Company's report on Form 10-QSB for the three months ended September 30, 2000 and incorporated herein by reference
** Filed on December 29, 2000, as an exhibit to the Company's transitional report on Form 10-KSB for the nine months ended September 30, 2000 and incorporated herein by reference
*** Filed on February 14, 2001, as an exhibit to the Company's report on Form 10-QSB for the three months ended December 31, 2000 and incorporated herein by reference.
**** Filed on May 15, 2001, as an exhibit to the Company's report on Form 10-QSB for the three months ended March 31, 2001, and incorporated herein by reference. ***** Filed on December 29, 2001, as an exhibit to the Company's report on Form 10-KSB for the year ended September 30, 2001, and incorporated herein by reference.
****** Filed on August 14, 2003, as an exhibit to the Company's report on Form 10-QSB for the three months ended June 30, 2003, and incorporated herein by reference.

REPORTS  ON  FORM  8-K

None

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

AUDIT  FEES

The aggregate fees billed for the fiscal year ended September 30, 2003 and the period from inception to September 30, 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were estimated at $37,753.

AUDIT  RELATED  FEES

None.

TAX  FEES

None.

ALL  OTHER  FEES

None.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      EAPI  ENTERTAINMENT,  INC.

                      By:  /s/  Peter  Gardner
                         -------------------------
                         Peter  Gardner
                         Chief  Executive  Officer
                         President  and  Director

                         Date:  March 17, 2004
                              ----------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      By:  /s/  Peter  Gardner        Date: March 17, 2004
                         -------------------------          --------------
                         Peter Gardner
                         President and Director


                      By:  /s/  Dean  Branconnier     Date: March 17, 2004
                         -------------------------          --------------
                         Dean Branconnier
                         Treasurer and Director


                      By:  /s/  Chad  Burback         Date: March 17, 2004
                         -------------------------          --------------
                         Chad Burback
                         Secretary and Director