Form 10QSB
period 2003-12-31
EAPI ENTERTAINMENT INC
filed 2004-04-02
CIK 1040227

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2003
                                -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission  File  Number:     0-30096
                           -------------


                            EAPI ENTERTAINMENT, INC.
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


                                 (604) 514 3044
                              -------------------
                (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 24, 2004, 13,155,560 shares of common stock, par value $0.001 were issued and outstanding.

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

          Condensed Consolidated Balance Sheets as of December 31, 2003
          (unaudited), and September 30, 2003. . . . . . . . . . . . . . . . . 3

          Condensed Consolidated Statement of Operations and Comprehensive
          Loss for the Three months ended December 31, 2003
          and December 31, 2002 (unaudited). . . . . . . . . . . . . . . . . . 4

          Condensed Consolidated Statement of Shareholders Deficiency for
          the Three months ended December 31, 2003 and 2002 (unaudited). . . . 5

          Condensed Consolidated Statements of Cash Flows for the
          Three months ended December 31, 2003 and 2002 (unaudited). . . . . . 6

          Notes to the Condensed Consolidated Financial Statements
          (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . . . .16

     Item 3.   Controls and Procedures . . . . . . . . . . . . . . . . . . . .23

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .25

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .25

     Item 2.   Changes in Securities and Use of Proceeds . . . . . . . . . . .26

     Item 3.   Defaults upon Senior Securities . . . . . . . . . . . . . . . .26

     Item 4.   Submission of Matters to a Vote of Security Holders . . . . . .26

     Item 5.   Other information . . . . . . . . . . . . . . . . . . . . . . .26

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .26

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28

                                 EAPI ENTERTAINMENT, INC.
                       (FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
                          CONDENSED CONSOLIDATED BALANCED SHEETS


ASSETS                                                    December 31,       September 30,
                                                          ------------       -------------
                                                              2003               2003
                                                              ----               ----
                                                           (unaudited)
                                                           -----------
Current assets
  Cash in bank                                          $              -   $         38,995
  Non-trade receivable                                           206,579            185,443
  Prepaid expenses                                                16,512             44,988
                                                        -----------------  -----------------
    Total current assets                                         223,091            269,426

TOTAL ASSETS                                            $        223,091   $        269,426
                                                        =================  =================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
  Cash Overdraft                                        $          7,935   $              -
  Accounts payable and fees                                      606,546            454,231
  Payables and fees to related parties                         2,019,313          2,104,779
  Short term notes to related parties                          1,591,589          1,313,302
                                                        -----------------  -----------------
    Total current liabilities                                  4,225,383          3,872,312

Deferred Rent                                                     16,187             18,055
                                                        -----------------  -----------------

TOTAL LIABILITIES                                              4,241,570          3,890,367
                                                        -----------------  -----------------

Shareholders' Deficiency
  Preferred stock, 40,000,000 shares authorized $.001
    par value, 0 shares outstanding                                    -                  -
  Common stock, 500,000,000 authorized, $.001 par
  value, 13,155,560 outstanding                                   13,156             13,156
  Paid in capital                                              5,293,014          5,293,014
  Deficit                                                     (8,750,168)        (8,502,410)
  Accumulated other Comprehensive Loss                          (574,481)          (424,701)
                                                        -----------------  -----------------
    Total shareholders' equity                                (4,018,479)        (3,620,941)
                                                        -----------------  -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY          $        223,091   $        269,426
                                                        =================  =================



The accompanying notes are in integral part of the condensed consolidated financial statements

                            EAPI ENTERTAINMENT, INC.
                  (FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                      OTHER COMPREHENSIVE LOSS (unaudited)
                           For the Three months ended


                                                       December 31,   December 31,
                                                       -------------  -------------
                                                           2003           2002
                                                       ----------------------------

Revenue                                                $          -   $          -
                                                       -------------  -------------

Expenses
  Amortization                                                    -              -
  Consulting and professional fees                          167,587         82,967
  Office and Administration                                   5,269         11,240
  Investor communication                                          -              -
  Travel, meals and entertainment                               186              -
  Rent, utilities and telephone                              36,674         35,919
  Research and Development                                        -              -
                                                       -------------  -------------
    Total expenses                                          209,716        130,126
                                                       -------------  -------------

  Loss from operations                                     (209,716)      (130,126)

Other expense
  Interest                                                  (38,042)       (32,060)
                                                       -------------  -------------
    Total other expenses                                    (38,042)       (32,060)
                                                       -------------  -------------

  Loss from continuing operations                          (247,758)      (162,186)
  Loss from discontinued operations                               -       (354,010)
                                                       -------------  -------------

Net loss                                               $   (247,758)  $   (516,196)
                                                       =============  =============

Loss per share of common stock
  From continuing operations                           $      (0.02)  $      (0.01)
  From discontinued operations                                    -          (0.03)
                                                       -------------  -------------

Net loss per share of common stock                     $      (0.02)  $      (0.04)
                                                       =============  =============

Weighted average of
  shares outstanding                                     13,155,560     13,155,560
                                                       =============  =============

Comprehensive Income (Loss)

  Foreign currency translation adjustment              $   (149,780)  $      5,190
                                                       -------------  -------------

  Other comprehensive income (Loss)                        (149,780)         5,190
  Net loss                                                 (247,758)      (516,196)
                                                       -------------  -------------

Comprehensive Loss                                     $   (397,538)  $   (511,006)
                                                       =============  =============


The accompanying notes are in integral part of the condensed consolidated financial statements

                                    EAPI ENTERTAINMENT, INC.
                          (FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
            CONDENSED CONSOLIDATED STATEMENTS FO SHAREHOLDERS' DEFICIENCY (Unaudited)
                                   For the Three Months ended


                                                                 December 31, 2002
                                                                 -----------------

                                                Common stock
                                         --------------------------                                Other
                                                                      Paid in                  Comprehensive
                                             Shares        Amount     Capital      Deficit     Income (Loss)      Total
                                         ----------------------------------------------------------------------------------

Balance
   September 30, 2002                       14,355,560   $  14,356   $4,362,070  $(7,089,548)  $           -   $(2,713,122)

Foreign Currency Translation Adjustment                                                                5,190         5,190

Net loss for the period
   ended December 31, 2002                                                          (516,196)                     (516,196)
                                         --------------  ----------  ----------  ------------  --------------  ------------
                                            14,355,560   $  14,356   $4,362,070  $(7,605,744)  $       5,190   $(3,224,128)
                                         ==============  ==========  ==========  ============  ==============  ============


                                                                 December 31, 2003
                                                                 -----------------
Balance
   September 30, 2003                       13,155,560   $  13,156   $5,293,014  $(8,502,410)  $    (424,701)  $(3,620,941)

Foreign Currency Translation Adjustment
                                                                                                    (149,780)     (149,780)
Net loss for the period
   ended December 31, 2003                                                          (247,758)                     (247,758)
                                         --------------  ----------  ----------  ------------  --------------  ------------
                                            13,155,560   $  13,156   $5,293,014  $(8,750,168)  $    (574,481)  $(4,018,479)
                                         ==============  ==========  ==========  ============  ==============  ============



               The accompanying notes are in integral part of the condensed consolidated financial statements

                                 EAPI ENTERTAINMENT, INC.
                       (FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                For the Three months ended


                                                              December 31,        December 31,
                                                              ------------        ------------
                                                                  2003                2002
                                                                  ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                  $           (247,758)  $     (516,196)

Adjustments to reconcile net loss to net cash
  used in operating activities
  Depreciation and amortization                                              -           62,500
  Deferred rent                                                         (1,868)           5,150
  Increase in accounts payable                                         152,315           21,235
  Increase in non-trade receivable                                     (21,136)         (27,846)
  Decrease in Prepaid Expenses                                          28,476                -
  Increase in Assets to be Disposed                                          -           16,259
  Increase in accrued liabilities                                            -          308,636
                                                          ---------------------  ---------------
NET CASH USED IN OPERATING
  ACTIVITIES                                                           (89,971)        (130,262)
                                                          ---------------------  ---------------

FINANCING ACTIVITIES
  Increase in Cash overdraft                                             7,935
  Long term debt                                                             -           31,506
  Short term notes and payables to related parties                     192,821          194,361
                                                          ---------------------  ---------------
NET CASH GENERATED FROM FINANCING ACTIVITIES                           200,756          225,867
                                                          ---------------------  ---------------

Effect of Foreign Currency Translation                                (149,780)           5,190
                                                          ---------------------  ---------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                          (38,995)         100,795

Cash and cash equivalents at the beginning of the period                38,995           (1,262)
                                                          ---------------------  ---------------

CASH AND CASH EQUIVALENTS AT THE END OF
  THE PERIOD                                              $                  -   $       99,533
                                                          =====================  ===============


 The accompanying notes are in integral part of the condensed consolidated financial statements

                            EAPI ENTERTAINMENT, INC.
                     (Formerly - Duro Enzyme Products, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)
                  For the Three Months Ended December 31, 2003


NOTE 1:   SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF
          --------------------------------------------
          PRESENTATION
          ------------

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

Basis  of  presentation
-----------------------
     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

     It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

     These unaudited interim condensed financial statements should be read in conjunction with the Company's Audited consolidated financial statements as of September 30, 2003 included in the Company's annual report Form 10-KSB.

Use  of  estimates
------------------
     The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair  value  of  financial  instruments
---------------------------------------
     The carrying amount of the Company's financial instruments, including, cash, accounts receivable and payable and notes and loans payable approximate fair value due to the relative short period to maturity for these instruments.

Per  share  data
----------------
     Earnings (loss) per common share for the three months ended December 31, 2003 and 2002 is computed based on the weighted average common stock and diluted common stock equivalents outstanding during the period as defined by statement of Financial Accounting Standards, No. 128, "Earnings Per Share". For the three months ended December 31, 2003 and 2002 common stock equivalents are not considered in the calculation of diluted loss per share, as the effect would have been anti-dilutive.

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

Intangible  and  other  assets
------------------------------
     The cost of purchase of other assets was recorded at the purchase price of the contract and amortized over its useful life not to exceed 10 years using the straight-line method. There is no amortization cost for the three-month period ended December 31, 2003 due to the license termination. For the three-month period December 31, 2002 amortization was $62,500.

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

Comprehensive  Income
---------------------
     Generally accepted accounting principles require the inclusion of the statement of Comprehensive Income for certain transactions including gain or loss on foreign currency transactions and unrealized gain or loss on marketable securities

Foreign  Currency
-----------------
     The functional currency of the Company is US$. A significant subsidiary conducts its business in a foreign currency (CDN$) and appropriate exchange translation adjustments are made during the period and at the period end to report the results in US$.

Reclassification
----------------
     Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on previously stated financial statements of the Company.


NOTE  2:   DISCONTINUED  OPERATIONS
           ------------------------

     On December 23, 2002 the Board of Directors agreed to dispose of Bruden and on January 6, 2003 an agreement was signed with the former owner to dispose of the business. The results of Bruden Steaming and Vac Truck Services Ltd. during the period are included as discontinued operations in the financial statements (See Note 10).


NOTE  3:   RELATED  PARTY  TRANSACTION
           ---------------------------

     A total of $162,679 and $127,424 was accrued in consultant services to related parties for the three months ending December 31, 2003 and 2002, respectively. The total outstanding and unpaid is $721,810 at December 31, 2003 and was $451,280 at December 31, 2002. Thirteen (13) companies, which are owned or controlled by shareholders or creditors of the Company, have provided services and expertise to the Company during this period.

     No Research and Development services were performed in the period ended December 31, 2003. During the period to December 31, 2002 the Company endorsed Research and

     Development Service Agreements with a company owned by a creditor of the Company. The Agreement was canceled in December 2002. This agreement retained the Founder's company's expertise and services for research, development, design, and related consultations. A consulting fee was charged at a standard rate, established by the consultants. An additional 15% was charged on incurred costs as an administrative, overhead and handling charge. The long-term debt owed has been canceled but was also owed to the creditor, however the amount is $NIL. At December 31, 2002 the amount owed was $2,784,244 (See Notes 7 and 10).

     Short-term loans of $191,850 were advanced to the Company by five shareholders during the period ending December 31, 2003. The interest rate for the loans is 10%. $194,361 was advanced during the period ended
     December  31,  2002.  The  funds  were  used  for  operating  capital.

     The Company had two 5-year leases for facilities. Both were terminated by mutual agreement in December 2002. One lease was for office space and furnishings. This lease has accrued rent at the end of December 31, 2002 of $223,653 and no amounts have been paid to date. The other lease was for research space. It has accrued rent at the end of December 31, 2002 of $204,494 and no amounts have been paid to date. Both leases were held by shareholders of the Company, which own the premises.

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


NOTE  4:   INCOME  TAXES
           -------------

     The long term deferred tax benefit for income taxes from the loss of operations for the current period consisted of the following components: long term deferred tax benefit of $85,000 for December 31, 2003 resulting from a net loss before income taxes, and deferred tax expenses of $85,000 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2023.

     The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the valuation allowance of the deferred tax asset is no longer required.

     No provision is being made for state income tax for the three months ended December 31, 2003 since all operations are in Canada. In prior years the operations were in California and California Franchise taxes were applicable.


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

     All share and per share amounts have been restated to give effect to the forward and reverse stock splits that took place in 2003 and 2002 respectively.


NOTE  6:   FIXED  ASSETS
           -------------

     The Company's only fixed assets were part of the Company Bruden Steaming and Vac Truck Services Ltd. and as a result of the disposition on January 6, 2003, as discussed in Note 2, the assets have been transferred back to Bruden and the Company has no further fixed assets, only leased and rented equipment.


NOTE  7:   NOTES  PAYABLE
           --------------

     Short-term  borrowings  were from related parties and are discussed in Note
     3.

NOTE  8:   EARNINGS  PER  SHARE
           --------------------

     Basic earnings (loss) per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements.

                                               For the Three Months Ended 2002
                                            -------------------------------------
                                               Income        Shares      Per-Share
                                            (Numerator)   (Denominator)   Amount
                                            ------------  -------------  --------
Income (loss) from continuing operations
 before discontinued operations
 available to common stockholders
 earnings (loss) per share                  $  (162,186)     13,155,560  $ (0.01)
                                            ============  =============  ========

Income (loss) from discontinued operations
 available to common stockholders
 earnings (loss) per share                  $  (354,010)     13,155,560  $ (0.03)
                                            ============  =============  ========

Income (loss) from continuing operations
and discontinued operations available to
common stockholders
basic (loss) earnings per share             $  (516,196)     13,155,560  $ (0.04)
                                            ============  =============  ========

                                              For the Three Months Ended 2003
                                          ----------------------------------------
                                            Income         Shares       Per-Share
                                          (Numerator)   (Denominator)    Amount
                                          ------------  -------------  -----------
Income (loss) from continuing operations
 available to common stockholders
 basic (loss) earnings per share          $  (247,758)     13,155,560  $    (0.02)
                                          ============  =============  ===========


NOTE  9:   LEASES
           ------

     The Company had two five-year leases, one for office space and furnishings and the other for research facilities. Both were terminated in December 2002 by mutual agreement.

     The main office building was taken over by a new owner and all research activities ceased in December 2002. A total of $68,812 was charged to rent expense under these leases during the period ending December 31, 2002. These leases were recorded as operating leases and the amounts paid were charged to expenses. The Company has negotiated a new lease with the new owner for a three-year term for the main office space. The rental expense charged in the period to December 31, 2003 on the new lease is $27,861.

     In July 2003 the Company leased an additional office at a monthly rent of $668. Total rent during the period is $2,005. The lease is a one-year term. The Company is committed under its main lease to January 31, 2006. Future minimum annual lease payments are due as follows:


                      Year                               Amount
                      ----                              --------
                      2004                              $ 57,600
                      2005                              $ 76,800
                      2006                              $ 25,600
                                                        --------
                           Total                        $160,000
                                                        ========


NOTE  10:   ACQUISITION  AND  DISPOSITION
            -----------------------------

     On May 29, 2002 the Company acquired all of the outstanding shares of a private company, Bruden Steaming and Vac Truck Services Ltd. ("Bruden") in exchange for 1,200,000 common shares. The value of the 1,200,000 common shares issued by the Company to acquire Bruden was determined based on the average market price of EAPI's common shares over a 2-day period before and after the date of the acquisition. On January 6, 2003 all the outstanding shares of Bruden were disposed of in exchange for the return of 1,200,000 common shares of the Company. The results of Bruden's operations in the period have been included in the condensed consolidated financial statements as discontinued operations. On September 27, 2002 the Board of Directors of the Corporation agreed to review the purchase and the financial statements of Bruden. On December 23, 2002 Management agreed to dispose of Bruden and on January 6, 2003 an agreement was signed (See Note
     2).

     The loss from discontinued operations in Bruden at December 31, 2002 totalled $16,259.

     On May 5, 2003 the Company agreed to terminate a License agreement it had acquired in September 2000. In December 2002 all research ceased and the Company was assessing if it should continue with the technology licensed. The Company concluded that they no longer wished to pursue this technology and entered into negotiation to terminate the License. This was concluded with an agreement on May 5, 2003.

     The loss from discontinued operations as a result of the License termination at December 31, 2002 totalled $337,751.

NOTE  11:   GOING  CONCERN
            --------------

     The Company's condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2003 the Company had a net loss of $247,758, a negative cashflow from operations of $89,971, a working capital deficiency of $4,002,292 and a stockholders deficiency of $4,018,479, which raises substantial doubt about its ability to continue as a going concern.

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

EAPI Entertainment, Inc. (the "Company") has currently undertaken the reorganization of its corporate affairs in connection with the determination of the board of directors to pursue business opportunities in the areas of electronic entertainment and education. The Company plans to develop video game products for the entertainment industry and on-line education software programs for the education industry. The Company also plans on identifying and pursuing other business opportunities in the electronic entertainment industry. To date, the Company has not completed the development of any video game products or on-line education software programs and has not generated any revenues. The Company remains in the development stage. The ability of the Company to pursue its business plan and generate revenues is subject to the ability of the Company to achieve additional financing, of which there is no assurance.


RECENT  CORPORATE  EVENTS

During the past quarter, the Company's board of directors continued on in its efforts to complete the change in the business of the Company. The Company is now pursuing business opportunities in the electronic entertainment industry. The Company has identified significant opportunities in music, education, video games and other entertainment areas. The Company's plan is to attract talented, creative and dedicated people by creating a workplace that stimulates creativity, supports personal growth, encourages initiative, and rewards performance.

During the period under review the following events occurred:

1) On October 8, 2003 the Company changed its transfer agent. This was necessary, as the existing transfer agent was not able to meet the Company's requirements. The change resulted in several months of delays to set-up the new transfer agent, as the records were not delivered from the previous transfer agent. This resulted in delays in filing of the September 30, 2003 audit and 10-KSB. The new transfer agent is now fully operational;

2) Effective On October 29, 2003, the President of the Company Perry Smith resigned as the President and Director.

3) Mr. Peter Gardner was appointed as president and as a director of the Company on November 3, 2003. Mr. Gardner has over twenty years of experience in the electronic entertainment industry.


                               PLAN OF OPERATIONS

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

Additionally, the Company plans to develop its own video games using two separate computer software game engines that are currently owned by the Company's president, Mr. Peter Gardner.

These two game engines are known as Adam and Genesis and have been developed by Mr. Gardner. The Company plans to enter into agreements with Mr. Gardner whereby the Company would acquire rights use and develop the computer software engines. To date, the Company has not entered into any agreements with Mr. Gardner regarding either Adam or Genesis. Accordingly, the rights that the Company may acquire with respect to Adam and Genesis have not been defined and the obligations of the Company with respect to Adam and Genesis have not been agreed upon.

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

OPERATING  COSTS  AND  EXPENSES
-------------------------------

The Company incurred operating expenses of $209,716 during the three-months ended December 31, 2003, which was an increase of $79,590 over operating expenses of $130,126 incurred by the Company during the three-months ended December 31, 2002.

An analysis of the major operating items are:

Consulting and professional fees increased to $167,587 from $82,967 the previous period as a result of the use of additional consultants in both education and Computer game areas of the Company increasing total consultants from eleven to a maximum of twenty two.

Office and administration decreased to $5,269 from $11,240 the previous period as a result of the elimination of several contracts and the closing of one office after December 2002.

Rent, utilities and telephone increased to $36,674 from $35,919 the previous period as a result of the closing of one office after December 2002, but additional costs were incurred in the use of the telephone for marketing. These items offset one another and resulted in a slight increase.

The Company does expect to increase costs in the next fiscal year in anticipation of the growing new business.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company had an overdraft of $7,935 as of December 31, 2003 compared to cash of $99,533 as of December 31, 2002 and cash of $38,995 at September 30, 2003. The Company had a working capital deficit of $4,002,292 as of December 31, 2003 compared to a working capital deficit of $2,348,388 as of December 31, 2002 and a working capital deficit of $3,602,886 at September 30, 2003. As of December 31, 2003, the Company had a net stockholders' deficit of $4,018,479, including a loss of $247,758 during the current period. Due to the Company's substantial working capital deficit and its current inability to generate revenues, there is no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. In addition, there can be no guarantee that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company, or at all.

NO MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES WERE MADE DURING THE PERIOD ENDED DECEMBER 31, 2003.

The Company owes the following amounts in loans and fees to related parties:

-------------------------------------------------------------------------------
CREDITOR                     AS OF DECEMBER 31, 2003   AS OF DECEMBER 31, 2002
---------------------------  ------------------------  ------------------------
Brampton Holdings Ltd.       $                556,748  $                353,193
---------------------------  ------------------------  ------------------------
Sanclair Holdings Ltd.       $                669,103  $                443,223
---------------------------  ------------------------  ------------------------
Pacific Ocean Resources      $              1,119,389  $                467,846
Corporation
---------------------------  ------------------------  ------------------------
529473 B.C. Ltd.             $                156,036  $                173,944
---------------------------  ------------------------  ------------------------
Earthscape Maintenance Ltd.  $                765,332  $                751,873
---------------------------  ------------------------  ------------------------
Other consultants            $                344,294  $                200,314
---------------------------  ------------------------  ------------------------
TOTAL:                       $              3,610,902  $              2,390,393
-------------------------------------------------------------------------------

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

Consulting fees of $721,810 were outstanding and unpaid as of December 31, 2003. Thirteen (13) of the Twenty-two (22) consulting companies were owned or controlled by creditors and/or shareholders, provided consulting services, expertise, and knowledge to the Company during the period.

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


ITEM  3.   CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer Mr. Peter Gardner and Chief Financial Officer, Mr. Dean Branconnier. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended December 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

On January 31, 2004 a settlement agreement was reached in this lawsuit. The settlement is scheduled to close by April 15, 2004 and the Company will be released from all liability in this matter. The Company had not expected any liability and therefore had not made any accrual.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

The Company did not complete any unregistered sales of its common stock during our fiscal quarter ended June 30, 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.


ITEM 5. OTHER INFORMATION
-------------------------

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------


EXHIBITS REQUIRED BY ITEM 601

--------------------------------------------------------------------------------
EXHIBIT                       DESCRIPTION OF EXHIBIT
NUMBER
-------  -----------------------------------------------------------------------
    3.1  Restated Articles of Incorporation (2)
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
   10.1  Termination of License Agreements between the Duro Enzyme Solutions
         Inc. (Nevada), Duro Enzyme Solutions Inc. (B.C.) and 529473 B.C. Ltd.
         dated May 5, 2003 (1)
-------  -----------------------------------------------------------------------
   31.1  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002 (3)
-------  -----------------------------------------------------------------------
   31.2  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002 (3)
-------  -----------------------------------------------------------------------
   32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002 (3)
-------  -----------------------------------------------------------------------
   32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002 (3)
--------------------------------------------------------------------------------


================================================================================

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-QSB filed on May 15, 2003

(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-QSB filed on August 14, 2003

(3)  Filed as an Exhibit to this Quarterly Report on Form 10-QSB

================================================================================


REPORTS  ON  FORM  8-K

On December 24, 2003 the Company filed an 8-K reporting the Company agreed to change its principal accountants.

1) The former principal accountant of the Company, Hawkins Accounting, resigned on December 19, 2003 as they made a decision not to register with the new PCAOB.

2) The Company agreed to engage a new principal accountant, Weinberg & Company on December 22, 2003.

On February 17, 2004 the Company filed an amended 8-K regarding the Company's change in principal accountants based on a SEC comment letter received by the Company.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EAPI ENTERTAINMENT, INC.


DATE:   March 31, 2004                     /S/  Peter  Gardner
      ------------------                   ---------------------------
                                           Name: Peter Gardner
                                           Title: President