Form 10QSB
period 2004-03-31
EAPI ENTERTAINMENT INC
filed 2004-05-24
CIK 1040227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-30096

EAPI ENTERTAINMENT, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	77-0454933
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

201 - 20436 Fraser Highway, Langley, BC V3A 4G2
(Address of principal executive offices)

(604) 514 3044
 (Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of April 26, 2004, 13,155,560 shares of common stock, par value $0.001 were issued and outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

ITEM 1. FINANCIAL STATEMENTS.

EAPI ENTERTAINMENT, INC.
(FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,	September 30,
	2004	2003
	(unaudited)
Current assets
Cash in bank	$-	$38,995
Non-trade receivable	68,714	185,443
Prepaid expenses	25,635	44,988
Total current assets	94,349	269,426

TOTAL ASSETS	$94,349	$269,426

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Cash Overdraft	$838	$-
Accounts payable and fees	473,985	454,231
Payables and fees to related parties	2,092,505	2,104,779
Short term notes to related parties	1,785,233	1,313,302
Total current liabilities	4,352,561	3,872,312

Deferred Rent	14,319	18,055

TOTAL LIABILITIES	4,366,880	3,890,367

Shareholders' Deficiency
Preferred stock, 40,000,000 shares authorized $
par value, 0 shares outstanding	-	-
Common stock, 500,000,000 authorized, $.001 par
value, 13,155,560 outstanding	13,156	13,156
Paid in capital	5,293,014	5,293,014
Deficit	(9,033,662)	(8,502,410)
Accumulated other Comprehensive Loss	(545,039)	(424,701)
Total shareholders' equity	(4,272,531)	(3,620,941)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$94,349	$269,426

The accompanying notes are an integral part of the condensed consolidated financial statements

EAPI ENTERTAINMENT, INC.
(FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE LOSS (unaudited)
For the Six months ended

	March 31,	March 31,
	2004	2003

Revenue	$-	$-

Expenses
Consulting and professional fees	362,671	222,934
Office and Administration	15,697	21,164
Investor communication	659	-
Travel, meals and entertainment	186	-
Rent, utilities and telephone	72,306	53,576
Total expenses	451,519	297,674

Loss from operations	(451,519)	(297,674)

Other expense
Interest	(79,733)	(32,590)
Total other expenses	(79,733)	(32,590)

Loss from continuing operations	(531,252)	(330,264)
Loss from discontinued operations	-	(339,123)

Net loss	$(531,252)	$(669,387)

Loss per share of common stock
From continuing operations	$(0.04)	$(0.02)
From discontinued operations	-	(0.03)

Net loss per share of common stock	$(0.04)	$(0.05)

Weighted average of
shares outstanding	13,155,560	13,155,560

Comprehensive Income (Loss)

Foreign currency translation adjustment	$(120,338)	$(185,906)

Other comprehensive income (Loss)	(120,338)	(185,906)
Net loss	(531,252)	(669,387)

Comprehensive Loss	$(651,590)	$(855,293)

The accompanying notes are an integral part of the condensed consolidated financial statements

EAPI ENTERTAINMENT, INC.
 (FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
OTHER COMPREHENSIVE LOSS (unaudited)
For the Three months ended

	March 31,	March 31,
	2004	2003

Revenue	$-	$-

Expenses
Consulting and professional fees	195,084	139,966
Office and Administration	10,428	9,964
Investor communication	659	-
Travel, meals and entertainment	-	-
Rent, utilities and telephone	35,632	17,658
Total expenses	241,803	167,588

Loss from operations	(241,803)	(167,588)

Other expense
Interest	(41,691)	(530)
Total other expenses	(41,691)	(530)

Loss from continuing operations	(283,494)	(168,118)
Income from discontinued operations	-	14,887

Net loss	$(283,494)	$(153,231)

Loss per share of common stock
From continuing operations	$(0.02)	$(0.01)
From discontinued operations	-	0.00

Net loss per share of common stock	$(0.02)	$(0.01)

Weighted average of
shares outstanding	13,155,560	13,155,560

Comprehensive Income (Loss)

Foreign currency translation adjustment	$29,442	$(191,056)

Other comprehensive income (Loss)	29,442	(191,056)
Net loss	(283,494)	(153,231)

Comprehensive Loss	$(254,052)	$(344,287)

The accompanying notes are an integral part of the condensed consolidated financial statements

EAPI ENTERTAINMENT, INC.
(FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY (Unaudited)
For the Six months ended

March 31, 2003

	Common stock				Other
			Paid in		Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance
September 30, 2002	14,355,560	$14,356	$4,362,070	$(7,089,548)	$-	$(2,713,122)

Disposal of Business	(1,200,000)	(1,200)	1,200			-

Foreign Currency Translation Adjustment					(185,906)	(185,906)

Net loss for the period
ended March 31, 2003				(669,387)		(669,387)
	13,155,560	$13,156	$4,363,270	$(7,758,935)	$(185,906)	$(3,568,415)

		March 31, 2004
Balance
September 30, 2003	13,155,560	$13,156	$5,293,014	$(8,502,410)	$(424,701)	$(3,620,941)

Foreign Currency Translation Adjustment					(120,338)	(120,338)

Net loss for the period
ended December 31, 2003				(531,252)		(531,252)
	13,155,560	$13,156	$5,293,014	$(9,033,662)	$(545,039)	$(4,272,531)

EAPI ENTERTAINMENT, INC.
(FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the Six months ended

	March 31,	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(531,252)	$(669,387)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	-	62,500
Deferred rent	(3,736)	10,300
Increase in accounts payable	19,754	56,225
Decrease (increase) in non-trade receivable	116,729	(45,766)
Decrease (increase) in Prepaid Expenses	19,353	(5,655)
Increase in Assets to be Disposed	-	(12,777)

NET CASH USED IN OPERATING
ACTIVITIES	(379,152)	(604,560)

FINANCING ACTIVITIES
Increase in Cash overdraft	838	-
Long term debt	-	31,506
Receipt of short term notes from related parties	663,328	604,834
Repayments of short term notes from related parties	(191,397)	(194,454)
Increase (decrease) in payables to related parties	(12,274)	390,456
NET CASH PRODUCED BY FINANCING ACTIVITIES	460,495	832,342

Effect of Foreign Currency Translation	(120,338)	(185,906)

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(38,995)	41,876

Cash and cash equivalents at the beginning of the period	38,995	(1,262)

CASH AND CASH EQUIVALENTS AT THE END OF
THE PERIOD	$-	$40,614

The accompanying notes are an integral part of the condensed consolidated financial statements

EAPI ENTERTAINMENT, INC.
 (Formerly – Duro Enzyme Products, Inc.)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
For the Six Months Ended March 31, 2004

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Business

EAPI Entertainment, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 15, 1995. The Company’s current business activities, which began in the second quarter of 2003, include developing business for the electronic entertainment market. The Company is seeking to acquire revenue generating businesses or projects with long term potential that will enable the Company to generate revenues to fund the current business plan in the electronic entertainment market.

Name Change

On May 9, 2003, the Company filed to have its name changed to EAPI Entertainment, Inc. and on May 27, 2003, the name change was approved and effective.

Basis of Presentation

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

It is management’s opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of September 30, 2003 included in the Company’s Annual Report on Form 10-KSB.

Use of Estimates

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

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, including, cash, cash overdraft, accounts receivable and payable, and notes and loans payable approximate fair value due to the relative short period to maturity for these instruments.

Per Share Data

Earnings (loss) per common share for the six and three months ended March 31, 2004 and 2003 is computed based on the weighted average common stock and diluted common stock equivalents outstanding during the period as defined by statement of Financial Accounting Standards, No. 128, “Earnings Per Share”. For the six and three months ended March 31, 2004 and 2003, common stock equivalents are not considered in the calculation of diluted loss per share, as the effect would have been anti-dilutive.

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

Principles of Consolidation

The consolidated financial statements include the accounts of EAPI Entertainment, Inc., and its three wholly owned subsidiaries one of which owns five subsidiaries:

EAPI Center Inc.
Duro Enzyme Solutions, Inc. – Nevada, USA (Name to be changed)
Electronic Alliance Systems Inc. (To be changed from Duro Enzyme Solutions, Inc.)

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

Intangible and Other Assets

The cost of purchase of other assets was recorded at the purchase price of the contract and amortized over its useful life not to exceed 10 years using the straight-line method. There is no amortization cost for the six-month period ended March 31, 2004 due to the license termination.

For the six-month period March 31, 2003, amortization was $62,500 and was included in discontinued operations (See Note 10).

Income Taxes

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

Comprehensive Income

Generally accepted accounting principles require the inclusion of the statement of Comprehensive Income (loss) for certain transactions including gain or loss on foreign currency transactions and unrealized gain or loss on marketable securities

Material Adjustments

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

NOTE 2: DISCONTINUED OPERATIONS

On December 23, 2002, the Board of Directors agreed to dispose of Bruden and on January 6, 2003, an agreement was signed with the former owner to dispose of the business. The results of Bruden Steaming and Vac Truck Services Ltd. during the period ended March 31, 2003 are included as discontinued operations in the financial statements (See Note 10).

NOTE 3: RELATED PARTY TRANSACTION

A total of $328,668 and $263,482 was accrued in consultant services to related parties for the six months ending March 31, 2004 and 2003, respectively. The total outstanding and unpaid is

$795,002 at March 31, 2004 and was $474,252 at March 31, 2003. Thirteen (13) companies, which are owned or controlled by shareholders or creditors of the Company, have provided services and expertise to the Company during this period.

No Research and Development services were performed in the period ended March 31, 2004. During the period to March 31, 2003, the Company endorsed Research and Development Service Agreements with a company owned by a creditor of the Company. The Agreement was canceled in December 2002. This agreement retained the Founder’s company’s expertise and services for research, development, design, and related consultations. A consulting fee was charged at a standard rate, established by the consultants. An additional 15% was charged on incurred costs as an administrative, overhead and handling charge. The long-term debt owed has been canceled but was also owed to the creditor, however the amount is $NIL. At March 31, 2003, the amount owed was $Nil (See Notes 7 and 10).

Short-term loans of $471,931 were advanced to the Company by five shareholders during the period ending March 31, 2004. The interest rate for the loans is 10%. $441,886 was advanced during the period ended March 31, 2003. The funds were used for operating capital.

The Company had two 5-year leases for facilities. Both were terminated by mutual agreement in December 2002. One lease was for office space and furnishings. This lease has accrued rent at the end of March 31, 2004 of $223,653 and no amounts have been paid to date. The other lease was for research space. It has accrued rent at the end of March 31, 2004 of $204,494 and no amounts have been paid to date. Both leases were held by shareholders of the Company, which own the premises.

The Company has accrued fees of $742,664 for a 36-month Technology, Operations, Maintenance, Research & Development, Engineering and Training consulting contract with a company owned by shareholders. The contract was entered into on January 1, 2002. On December 13, 2002, the contract was cancelled and both parties agreed to repay the outstanding fees from revenue generated by the Company.

The Company has accrued fees of $126,692 for a 4-month Office, Accounting & Administration contract with a company owned by shareholders that own less than 5% of EAPI authorized and issued shares. The Company entered into the contract for the period of time necessary to prepare its in-house office, accounting, and administrative department. The duration of the contact was from January 1, 2002 to April 30, 2002. On December 23, 2002, both parties agreed to repay the outstanding fees from revenue generated by the Company.

NOTE 4: INCOME TAXES

The long term deferred tax benefit for income taxes from the loss of operations for the current period consisted of the following components: long term deferred tax benefit of $185,000 for March 31, 2004 resulting from a net loss before income taxes, and deferred tax expenses of $185,000 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforwards will expire in 2023.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the valuation allowance of the deferred tax asset is no longer required.

No provision is being made for state income tax for the six months ended March 31, 2004 since all operations are in Canada. In prior years, the operations were in California and California Franchise taxes were applicable.

NOTE 5: COMMON STOCK

On January 31, 2002, the Board of Directors voted a 20 to 1 forward stock split as of the record date of March 4, 2002.

On April 18, 2002, the board approved the issuance of 5,000 shares to James C. Florio, for his ongoing assistance to the Board of Directors. On May 29, 2002, the Company acquired a new business, Bruden Steaming and Vac Truck Services Ltd. “(Bruden”). In exchange for all the outstanding shares of Bruden, the Company issued 1,200,000 common shares.

On December 23, 2002, the Board of Directors agreed to dispose of Bruden. On January 6, 2003, in exchange for the return of the 1,200,000 common shares of the Company, the Company disposed of Bruden to the former owner.

On May 9, 2003, the Company filed to have a share rollback of 50 to 1 and an amendment to the articles of incorporation to decrease the authorized share capital to 500,000,000 common shares. This 50 to 1 rollback was approved and on May 27, 2003 it was effective.

All share and per share amounts have been restated to give effect to the forward and reverse stock splits that took place in 2003 and 2002 respectively.

NOTE 6: FIXED ASSETS

The Company’s only fixed assets were part of the Company Bruden Steaming and Vac Truck Services Ltd. and as a result of the disposition on January 6, 2003, as discussed in Note 2, the assets have been transferred back to Bruden and the Company has no further fixed assets, only leased and rented equipment.

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

	For the Six Months Ended 2003
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Income (loss) from continuing operations
before discontinued operations
available to common stockholders
earnings (loss) per share	$(330,264)	13,155,560	$(0.02)

Income (loss) from discontinued operations
available to common stockholders
earnings (loss) per share	$(339,123)	13,155,560	$(0.03)

Income (loss) from continuing operations
and discontinued operations available to
common stockholders
basic (loss) earnings per share	$(669,387)	13,155,560	$(0.05)

	For the Six Months Ended 2004
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Income (loss) from continuing operations
available to common stockholders
basic (loss) earnings per share	$(531,252)	13,155,560	$(0.04)

NOTE 9: LEASES

The Company had two five-year leases, one for office space and furnishings and the other for research facilities. Both were terminated in December 2002 by mutual agreement.

The main office building was taken over by a new owner and all research activities ceased in December 2002. A total of $68,812 was charged to rent expense under these leases during the period ended March 31, 2003. These leases were recorded as operating leases and the amounts paid were charged to expenses. The Company has negotiated a new lease with the new owner for a three-year term for the main office space. The rental expense charged in the period to March 31, 2004 and 2003 on the new lease is $55,380 and $16,928 respectively.

Subsequent to the period end on April 2, 2004, the Company agreed with the landlord to terminate the lease at May 30, 2004. The Company is currently seeking new office space.

In July 2003, the Company leased an additional office at a monthly rent of $668. Total rent during the period is $2,005. The lease is a one-year term. Future minimum annual lease payments are due as follows:

Year	Amount

2004	$2,672

NOTE 10: ACQUISITION AND DISPOSITION

On May 29, 2002, the Company acquired all of the outstanding shares of a private company, Bruden Steaming and Vac Truck Services Ltd. (“Bruden”) in exchange for 1,200,000 common shares. The value of the 1,200,000 common shares issued by the Company to acquire Bruden was determined based on the average market price of EAPI’s common shares over a 2-day period before and after the date of the acquisition. On January 6, 2003, all the outstanding shares of Bruden were disposed of in exchange for the return of 1,200,000 common shares of the Company. The results of Bruden’s operations in the period have been included in the condensed consolidated financial statements as discontinued operations. On September 27, 2002, the Board of Directors of the Company agreed to review the purchase and the financial statements of Bruden. On December 23, 2002, Management agreed to dispose of Bruden and on January 6, 2003, an agreement was signed (See Note 2).

The gain from discontinued operations in Bruden at March 31, 2003 totalled $12,777.

On May 5, 2003, the Company agreed to terminate a License agreement it had acquired in September 2000. In December 2002, all research ceased and the Company was assessing if it should continue with the technology licensed. The Company concluded that they no longer wished to pursue this technology and entered into negotiation to terminate the License. This was concluded with an agreement on May 5, 2003.

The loss from discontinued operations as a result of the License termination at March 31, 2003 totaled $351,900.

NOTE 11: GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2004, the Company had a net loss of $531,252, a negative cashflow from operations of $379,152, a working capital deficiency of $4,258,212 and a stockholders deficiency of $4,272,531, which raises substantial doubt about its ability to continue as a going concern.

The Company plans to acquire new business and raise funds, through debt issuance or through the generation of revenue and achieving profitable operations. It will also continue to pursue acquisitions and joint ventures, to strengthen both its balance sheet and cash-flow.

The Company has been actively pursuing new acquisitions and the Company is currently negotiating with several potential businesses that would significantly change the operations of the Company. The Company’s ability to continue as a going concern is dependent upon raising capital through debt or equity financing and ultimately by generating revenue and achieving profitable operations. There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 12: SIGNIFICANT EVENTS

On December 13, 2002, the Company shut down its enzyme research (See Notes 2 and 10). Several of the Company’s contracts have been amended due to the change in the operation of the business. These actions were taken as management considers its future use of the enzyme technology.

On May 5, 2003, the Company agreed to terminate its License agreement (See Note 2 and 10). The Company concluded that they no longer wanted to pursue this technology and entered into negotiation to terminate the License. This was concluded with an agreement on May 5, 2003.

On May 9, 2003, the Company filed to have its name changed to “EAPI Entertainment, Inc.” and have the shareholders approve the name change, a share rollback of 50 to 1 and an amendment to the articles of incorporation to decrease the authorized share capital to 500,000,000 common shares. On May 27, 2003, these changes were all effective. This action was taken by the Board of Directors to more accurately reflect the Company’s current business activities of developing businesses for the electronic entertainment market. Our Board of Directors believes that the new name will promote public recognition of the Company and more accurately reflect the Company’s products and business focus.

On October 29, 2003, the President of the Company, Perry Smith, resigned.

The new President of the Company is Peter Gardner. Peter Gardner has over 20 years of experience in the Electronic Entertainment Industry.

On January 31, 2004, a settlement agreement was reached in a lawsuit that the Company was a party to. The settlement was closed and the Company has been released from all liability in this matter. The Company had not expected any liability and therefore had not made any accrual.

As a result of these events, the operations of the Company have significantly changed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION OR PLAN OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Form 10-QSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operations" and elsewhere in this Form 10-QSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Annual Report on Form 10-KSB and our current reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", “Company” and “EAPI” mean EAPI Entertainment, Inc. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

OVERVIEW

The Company was incorporated on September 15, 1995 under the laws of the State of Nevada. On May 23, 2003, the Company changed its name from Duro Enzyme Products Inc. to EAPI Entertainment, Inc.

The Company has undertaken a reorganization of its corporate affairs in connection with a determination by the Board of Directors to pursue business opportunities in the areas of electronic entertainment and education and the marketing of natural food and gardening products. The Company has plans to develop computer video games, on-line educational programs and a software development studio to be called the EASI Studios. The Company is also exploring opportunities for the development of an on-line information resource and distribution center for natural food and gardening products. To date, the Company has not completed the development of any of its planned products and has not generated any revenues. The Company remains in the development stage. The ability of the Company to pursue its business plan and generate revenues is subject to the ability of the Company to achieve additional financing, of which there is no assurance.

Video Game Development

Currently, the Company’s endeavors to develop video game products are focused on obtaining rights to and developing two computer software game engines known as Adam and Genesis. These software engines are currently owned by the Company’s President, Mr. Peter Gardner. The Company’s plan is to acquire access to Adam and Genesis in order to allow it to develop and design video games based on those engines.

Adam is a software engine that would allow the development of stand-alone computer video games. Genesis is a software engine intended to support on-line video games that can be played by many consumers at a single time. These on-line video games would be purchased like any other video game, but, in addition to the purchase price, the consumer would pay a monthly subscription fee to play the game on-line against other consumers. Both Adam and Genesis are in the development stage and there is no assurance that development of either of these engines will reach completion.

The Company is currently in discussions with Mr. Gardner to acquire rights to use and develop the Adam and Genesis software engines. To date, the Company has not entered into any agreements with Mr. Gardner with respect to either Adam or Genesis and there is no assurance that the Company will be able to acquire rights to either of these software engines.

The Company is also seeking to identify and acquire partially developed video game projects that it believes have commercial potential. If such a partially developed video game project is identified by the Company, the Company plans to fund completion of the development and marketing of that project. The Company has not yet identified any such video game projects and there is no assurance that the Company will be able to identify or acquire rights to suitable video game projects. In the event that it does identify such a project, acquiring rights to and funding of the development of that project will depend upon the Company obtaining sufficient financing. The Company has no such financing arrangements in place and there is no assurance that the Company will be able to obtain sufficient financing.

On-Line Education

The Company plans to develop computer software that it refers to as the “EASI-Learning” software to deliver on-line education programs. The Company plans to develop the EASI-Learning software with software engines specifically designed to generate customized on-line educational software for the client. The Company plans to employ a software development and graphic art staff to create and utilize software engines to produce the Company’s final product. In the event that we are successful in developing the EASI-Learning software, the Company’s business strategy will be to have clients supply the education content and to incorporate this content into the Company’s proprietary software in order to deliver a software product tailored to each client’s needs and requirements

The Company currently is in talks with two potential clients for the EASI-Learning software, the Alberta Construction Safety Association (the “ACSA”) and Rural Roots, an Alberta based agricultural education group. No agreements have been reached with either the ACSA or Rural Roots for the development and delivery of on-line education programs and there is no assurance that the Company will be able to enter into such agreements with either of these organizations. If the Company is successful in reaching an agreement with the ACSA or Rural Roots, the Company will require additional financing to complete development and delivery of the on-line education programs. No such financing arrangements are in place and there is no assurance that sufficient financing can be obtained.

EASI Studios

If the Company is successful in its initial endeavors into the development of video game and on-line education programs, of which there is no assurance, the Company plans to develop a software development studio to be known as the EASI Studios. It is planned that the EASI Studios will house the Company’s development teams, their equipment and the Company’s infrastructure. It is planned that the EASI Studios would contain computer development hardware, software, audio equipment, management facilities and support staff.

On-Line Natural Foods Resource and Distribution Center

The Company is exploring opportunities to market natural food and gardening products through the development of a web-based information resource and distribution center. It is intended that this on-line resource center will provide information to consumers and retailers on:

  organically produced and naturally harvested agricultural food products;
  the effects of chemical fertilizers and pesticides used in lawns and gardens; and
  the side effects of different food additives.

In connection with this on-line resource center, the Company intends to develop an on-line retail and wholesale distribution network specializing in natural food and gardening products.

PLAN OF OPERATIONS

The Company’s plan of operations for the next twelve months is summarized as follows:

1.
The Company plans to negotiate for the acquisition of the Adam and Genesis software engines and to develop video game products incorporating these computer engines. The Company estimates that it will expend approximately $300,000 to acquire and develop these projects over the next twelve months.

2.

The Company plans to continue its development of a web-based information resource and distribution center for natural food and gardening products. The Company expects to expend approximately $150,000 over the next twelve months to develop this business.

Although the Company plans to continue to pursue its bids to deliver on-line education programs to the ACSA and Rural Roots, it does not expect to have its proposals accepted by these organizations within the next twelve months and the Company does not expect to expend significant amounts in pursuit of these proposals. Additionally, although the Company intends to pursue the development of the EASI Studio in the event that it is successful in its initial endeavours to develop computer video games and online education programs, the Company does not expect to incur development costs for the studio over the next twelve months.

Over the next twelve months the Company estimates that it will spend approximately $1,000,000 in pursuing its stated plan of operations. Of this amount, approximately $550,000 will be comprised of overhead expenses and $450,000 will be spent in development of the Company’s businesses. Actual expenditures will depend on whether the Company is awarded any contracts for on-line educational training, whether the Company is able to undertake the development of any video games and the ability of the Company to develop a natural food and gardening business. The Company’s financial requirements are expected to increase if the Company is able to enter into agreements that would enable it to pursue the development of computer video games. There is no assurance that the Company will be able to obtain the necessary financing to pursue its plan of operations due to its limited cash reserves and its working capital deficit. The Company does not have any financing arrangements in place and there is no assurance that adequate financing may be obtained.

RESULTS OF OPERATIONS FOR THE PERIOD ENDING MARCH 31, 2004

Revenues

The Company has not earned revenues from the sale of its products to date. Further, the Company does not anticipate earning revenues until such time as it has completed development of its on-line education products or any video game products. The Company is presently in the development stage of its business and the Company can provide no assurances that it will be able to complete development of its products or successfully sell or license those products once development is complete.

Operating Costs and Expenses

The Company incurred operating expenses of $451,519 during the six months ended March 31, 2004, which was an increase of $153,845 over operating expenses of $297,674 incurred by the Company during the six-months ended March 31, 2003. During the three month period ended March 31, 2004 the Company incurred operating expenses of $241,803, which was an increase of $74,215 over operating expenses of $167,588 incurred by the Company during the three month period ended March 31, 2003.

Consulting and professional fees were $362,671 and $195,084 for the six month and three month periods ended March 31, 2004, respectively. These were increases from $222,934 and $139,966 for the six month and three month periods ended March 31, 2003. This increase was the result of the use of additional consultants in the areas of computer video games and on-line education.

Rent, utilities and telephone expenses were $72,306 and $35,632 for the six month and three month periods ended March 31, 2004, respectively. These were increases from $53,576 and $17,658 for the six month and three month periods ended March 31, 2003. A net decrease resulting from the closing of one of the Company’s offices in December 2003 was offset by additional costs incurred in the use of the telephone for marketing purposes.

The Company does expect an increase in its operating costs over the course of the next fiscal year as a result of pursuing its plan of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash overdraft of $838 as of March 31, 2004 compared to cash of $40,613 as of March 31, 2003 and cash of $38,995 at September 30, 2003. The Company had a working capital deficit of $4,258,212 as of March 31, 2004 compared to a working capital deficit of $2,711,371 as of March 31, 2003 and a working capital deficit of $3,602,886 at September 30, 2003. As of March 31, 2004, the Company had a net stockholders’ deficit of $4,272,531, including a loss of $531,252 during the current period. Due to the Company’s substantial working capital deficit and its current inability to generate revenues, there is no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. In addition, there can be no guarantee that financing adequate to carry out the Company’s business plan will be available on terms acceptable to the Company or at all.

No material commitments for capital expenditures were made during the period ended March 31, 2004.

EFFECT OF FLUCTUATIONS IN FOREIGN EXCHANGE RATES

The Company’s reporting and functional currency is the US dollar. Currently, all of the Company’s operations are located in Canada. Transactions in Canadian dollars have been translated into U.S. dollars using the current rate method, such that assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenue and expenses are translated at the average rates of exchange during the appropriate fiscal period. As a result, the carrying value of the Company’s investments in Canada is subject to the risk of foreign currency fluctuations. Additionally, any revenues received from the Company’s international operations in other than U.S. dollars will be subject to foreign exchange risk.

RISK FACTORS

Stockholders and prospective purchasers of the Company's securities should carefully consider the following risk factors in addition to the other information appearing in this Quarterly Report on Form 10-QSB.

The Company May Not Be Able to Continue Its Business as a Going Concern

The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing, restructure its debt, streamline its business and reduce its costs. The Company is currently in the process of identifying sources of additional financing, negotiating changes to its debt structure and evaluating its strategic options. However, there are no assurances that these plans can be accomplished on satisfactory terms, or at all, or that they will provide sufficient cash to fund the Company’s operations, pay the principal of, and interest on, the Company’s indebtedness, fund the Company’s other liquidity needs or permit the Company to refinance its indebtedness. The Company’s inability to obtain additional financing, restructure its indebtedness, streamline its business or reduce its costs would have a material adverse effect on the Company’s financial condition, results of operations and ability to satisfy its obligations, and may result in the Company pursuing a restructuring of its indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, or liquidating the Company’s business and operations. Further, the Company’s inability to obtain additional financing or restructure its indebtedness, or pursue a restructuring of its indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, may result in the Company’s securityholders losing all or a material portion of their investment in the Company’s securities.

The Company Requires Additional Financing in Order to Pursue Its Plan of Operations

The Company’s plan of operations will require an estimated $1,000,000 to be spent over the next 12 months. The Company’s current operating funds are insufficient to complete its plan of operations without additional financing. The Company had no cash and a working capital deficit of $4,258,212 as of March 31, 2004. Due to the Company’s substantial working capital deficit, the amount of financing required to pursue its plan of operations and the Company’s current inability to generate revenues, the Company will require substantial financing in order to pursue its plan of operations. In addition, there is no assurance that the Company’s actual cash requirements will not exceed its estimates. If the actual cost of developing the Company’s proposed video game and educational software products is greater than expected, then the Company’s ability to complete its plan of operations may be adversely affected. If the Company is unable to acquire sufficient financing on terms acceptable to it, the Company’s operations could be severely limited and the Company may not be able to implement its plan of operations.

It is anticipated that any additional financing obtained by the Company will be by way of equity financing through private placements of the Company’s common stock. If such equity financing is obtained, the interests of the Company’s existing stockholders may be diluted. The Company does not have any financing arrangements in place at this time and there is no assurance that the Company will be able to acquire sufficient financing on terms acceptable to it. No commitments to provide additional funds have been made by the Company’s management or the Company’s existing stockholders.

The Company May Not Meet Its Product Development Schedules or Complete Development of Its Products.

Even if sufficient financing is obtained, there is no assurance that the Company will be able to successfully develop any video game products, its on-line educational software program or its planned natural food and gardening business. Even if the Company is successful in developing any or all of its planned products, there is no assurance that the Company will be able to deliver such products at a reasonable cost. Failure to meet anticipated development schedules may cause a shortfall in the Company’s anticipated revenue and profitability and cause the Company’s operating results to be materially different from expectations. If the platforms for which the Company is developing products are not released when anticipated or do not attain wide market acceptance, the Company’s business could be materially harmed.

The Company May Not Be Able to Acquire the Necessary Computer Software Engines to Complete Development of Video Game Products

The Company has not entered into any agreements with Mr. Peter Gardner to acquire rights to either the Adam or Genesis software engines and there is no assurance that the Company will be able to acquire rights to those software engines. If the Company is unable to acquire rights to Adam or Genesis from Mr. Gardner, then the Company’s ability to pursue the development of video game products will be adversely affected.

The Company May Not Be Able to Secure Agreements with Major Clients for Its On-Line Educational Software Product

The Company has not entered into agreements with either the ACSA or Rural Roots for the delivery of its on-line education programs and there is no assurance that the Company will be able to enter into any agreements for the delivery of its on-line education programs.

Limited Experience of Management

The Company’s officers and directors have limited experience in the area of natural food and gardening products. There is no assurance that the Company has or will be able to acquire the skills and experience necessary to enable the Company’s business in this area to be profitable.

The Company Depends Upon a Small Number of Key Persons to Implement Its Business Plan, and the Loss of Any of Them May Affect Its Business Operations

The Company is dependent on the abilities and continued participation of a small number of key consultants and management personnel to implement its business plan and the loss of any of them would adversely affect the Company’s ability to successfully develop its products. There is no assurance that these key employees and consultants will continue to be involved in the Company’s affairs in the future. The Company has not obtained key man insurance with respect to any of its employees or consultants.

The Company May Not Be Able to Successfully Market Its Products Once They Are Developed

Even if the Company is successful in developing video game products or its on-line educational software, there is no assurance that the Company will be able to successfully commercialize and realize sales from those products. If the Company is unable to successfully market any products that it develops, the Company’s business could be materially harmed.

The Company Operates in an Intensely Competitive Industry.

The computer video game industry is highly competitive with a number of well established manufacturers. Many of these competitors have substantially greater financial resources and experience in video game development and marketing and have established distribution networks. There is no assurance that the Company will be able to compete with established video game products and manufacturers even if the Company is successful in developing any video game products.

The Company Has a Limited Operating History and the Company’s Operating Results Are Likely to Fluctuate Significantly which Could Increase the Volatility of Its Stock Price.

As a result of the Company’s limited operating history and the planned expansion of its business operations, the Company’s quarterly and annual revenues and operating results are likely to fluctuate from period to period. For this reason, stockholders and prospective purchasers of the Company’s securities should not rely on period-to-period comparisons of the Company’s financial results as indications of future results. The Company’s future operating results could fall below the expectations of public market analysts or investors and significantly reduce the market price of its common stock. Fluctuations in the Company’s operating results could increase the volatility of its stock price. The Company has no history of developing video game products or on-line education programs. Accordingly, there is a substantial risk that the Company will not be able to successfully complete development and commercialization of any video game products or on-line computer education programs.

The Company is Subject to the SEC Penny Stock Rules, which May Reduce Trading of Its Common Stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of Securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and in such form as the Commission shall require by rule or regulation. The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must: (a) make a special written determination that the penny stock is a suitable investment for the purchaser and (b) receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock and therefore stockholders may have difficulty selling those securities.

The Company Does Not Anticipate Paying Dividends to Its Security Holders in the Foreseeable Future Which Makes Investment in Its Stock Speculative or Risky.

The Company has not paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. The Board of Directors has sole authority to declare dividends payable to the Company’s stockholders. The fact that the Company has not and does not plan to pay dividends indicates that the Company will use all of the funds generated by its operations for reinvestment in its operating activities and also emphasizes that the Company may not continue as a going concern. Investors must evaluate an investment in the Company solely on the basis of anticipated capital gains.

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 of the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2004, being the date of the Company’s most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Mr. Peter Gardner, and Chief Financial Officer, Mr. Dean Branconnier. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting management to material information relating to the Company and required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed on the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the Company’s most recently completed fiscal quarter ended March 31, 2004, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to affect, its internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company, its officers and its directors were named in a lawsuit filed on November 20, 2001 in the Supreme Court of British Columbia by Thermo Tech™ Technologies Inc. and its subsidiaries (collectively, “Thermo Tech”). There are a total of 75 defendants named in this lawsuit. Thermo Tech has alleged that the Company and its officers and directors had appropriated corporate opportunities from Thermo Tech through the unauthorized use of confidential information and trade secrets owned by Thermo Tech.

On January 31, 2004 settlement agreements were reached in respect of this lawsuit. Pursuant to these agreements, Thermo Tech has agreed to dismiss their actions against the Company and its officers and directors. The Company had not expected any liability as a result of this lawsuit and therefore had not made any accrual.

The Company and its subsidiary, Duro Enzyme Solutions Inc., were named in a lawsuit on April 23, 2002 by F.L. Tech Inc., an Ontario company, and Robert Jackman, a former director and the former president of the Company. F.L. Tech and Mr. Jackman allege that the Company owes them $28,555 in unpaid consulting fees. The Company feels that these allegations are without merit and is defending the lawsuit accordingly.

Except as described above, to the knowledge of the Company’s executive management and directors, neither the Company nor its subsidiaries are party to any other legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

The Company did not complete any unregistered sales of its common stock during our fiscal quarter ended March 31, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits And Index of Exhibits Required By Item 601 of Regulation S-B.

Exhibit Number	Description of Exhibit
3.1	Restated Articles of Incorporation (2)
3.2	Amended and Restated Bylaws of the Company dated January 8, 2001 (3)
10.1	Termination of License Agreements between the Duro Enzyme Solutions Inc. (Nevada), Duro Enzyme Solutions Inc. (B.C.) and 529473 B.C. Ltd. dated May 5, 2003 (1)
21.1	List of Subsidiaries (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB filed on May 15, 2003.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Quarterly Report on Form 10-QSB filed on August 14, 2003.

(3)	Previously filed with the SEC as an exhibit to the Registrant’s Annual Report on Form 10-KSB filed on May 15, 2001.

(4)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

(b) Current Reports On Form 8-K.

The following Current Report on Form 8-K has been filed during our fiscal quarter ended March 31, 2004:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

February 17, 2004	February 18, 2004	Amendment No. 1 to Form 8-K filed with
the SEC on December 24, 2003.

We have not filed any Current Reports on Form 8-K since March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAPI ENTERTAINMENT, INC.

/s/ Peter Gardner
Date: May 21, 2004	__________________________________
	Name:	Peter Gardner
	Title:	President