Form 10QSB
period 2004-06-30
EAPI ENTERTAINMENT INC
filed 2004-08-03
CIK 1040227

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2004
                               -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------

Commission File Number:     0-30096
                        -----------------


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

                      SUITE 204 - 3970 E. HASTINGS STREET
                              BURNABY, BC V5C 6C1
                              -------------------
                    (Address of principal executive offices)


                                 (604) 419 0430
                                 --------------
                (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 16, 2004, 13,588,893 shares of common stock, par value $0.001 were issued and outstanding.

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

              Condensed Consolidated Balance Sheets as of June 30,
              2004 (unaudited), and September 30, 2003 . . . . . . . . . . . .4

              Condensed Consolidated Statement of Operations and
              Comprehensive Loss for the Nine months ended June 30,
              2004 and June 30, 2003 (unaudited) . . . . . . . . . . . . . . .5

              Condensed Consolidated Statement of Operations and
              Comprehensive Loss for the Three months ended June
              30, 2004 and June 30, 2003 (unaudited) . . . . . . . . . . . . .6

              Condensed Consolidated Statement of Shareholders
              Deficiency for theNine months ended June 30, 2004 and
              2003 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . .7

              Condensed Consolidated Statements of Cash Flows for
              the Nine months ended June 30, 2004 and 2003 (unaudited) . . . .8

              Notes to the Condensed Consolidated Financial Statements
              (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . 9

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

     Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . 28

     Item 5.  Other information . . . . . . . . . . . . . . . . . . . . . . . 28

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .28


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .30

ITEM 1.   FINANCIAL STATEMENTS.

                                      EAPI ENTERTAINMENT, INC.
                           (FORMERLY DURO ENQYME PRODUCTS, INCORPORATED)
                               CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS                                                                  June 30,     September 30,
                                                                      ------------  ---------------
                                                                          2004           2003
                                                                      ------------  ---------------
                                                                      (unaudited)
                                                                      ------------
Current assets
     Cash in bank                                                     $       915   $       38,995
     Non-trade receivable                                                  79,083          185,443
     Prepaid expenses                                                       1,899           44,988
                                                                      ------------  ---------------
          Total current assets                                             81,897          269,426
                                                                      ------------  ---------------

TOTAL ASSETS                                                          $    81,897   $      269,426
                                                                      ============  ===============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
     Accounts payable and fees                                        $   449,414   $      454,231
     Payables and fees to related parties                               2,198,535        2,104,779
     Short term notes to related parties                                1,001,036        1,313,302
                                                                      ------------  ---------------
          Total current liabilities                                     3,648,985        3,872,312

Deferred Rent                                                                   -           18,055
                                                                      ------------  ---------------

TOTAL LIABILITIES                                                       3,648,985        3,890,367
                                                                      ------------  ---------------

Shareholders' Deficiency
     Preferred stock, 40,000,000 shares authorized $.001
          par value, 0 shares outstanding                                       -                -
     Common stock, 500,000,000 authorized, $.001 par
          value, 13,588,893 and 13,155,560 outstanding, respectively       13,589           13,156
     Paid in capital                                                    5,478,875        5,293,014
     Common stock to be issued                                            697,313                -
     Deficit                                                           (9,282,754)      (8,502,410)
     Accumulated other comprehensive loss                                (474,111)        (424,701)
                                                                      ------------  ---------------
          Total shareholders' deficiency                               (3,567,088)      (3,620,941)
                                                                      ------------  ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                        $    81,897   $      269,426
                                                                      ============  ===============

    The accompanying notes are an integral part of the condensed consolidated financial statements

                            EAPI ENTERTAINMENT, INC.
                  (FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                      OTHER COMPREHENSIVE LOSS (unaudited)
                            For the Nine months ended

                                                 June 30,      June 30,
                                               ------------  ------------
                                                   2004          2003
                                               ------------  ------------

Revenue                                        $         -   $         -
                                               ------------  ------------

Expenses
     Consulting and professional fees              539,741       508,671
     Office and administration                      32,921        42,283
     Investor communication                          3,284         3,476
     Travel, meals and entertainment                   186           759
     Rent, utilities and telephone                  90,556        89,779
                                               ------------  ------------
          Total expenses                           666,688       644,968
                                               ------------  ------------

     Loss from operations                         (666,688)     (644,968)
                                               ------------  ------------

Other expense
     Interest                                     (113,656)      (33,104)
                                               ------------  ------------
          Total other expenses                    (113,656)      (33,104)
                                               ------------  ------------

     Loss from continuing operations              (780,344)     (678,072)
     Loss from discontinued operations                   -      (339,473)
                                               ------------  ------------

Net loss                                       $  (780,344)  $(1,017,545)
                                               ============  ============

Loss per share of common stock
     From continuing operations                $     (0.06)  $     (0.05)
     From discontinued operations                        -         (0.03)
                                               ------------  ------------

Net loss per share of common stock             $     (0.06)  $     (0.08)
                                               ============  ============

Weighted average of
     shares outstanding                         13,179,370    13,155,560
                                               ============  ============


Comprehensive Income (Loss)

     Foreign currency translation adjustment   $   (49,410)  $  (444,835)
                                               ------------  ------------

     Other comprehensive income (loss)             (49,410)     (444,835)
     Net loss                                     (780,344)   (1,017,545)
                                               ------------  ------------

Comprehensive Loss                             $  (829,754)  $(1,462,380)
                                               ============  ============

    The accompanying notes are an integral part of the condensed consolidated financial statements

                            EAPI ENTERTAINMENT, INC.
                  (FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                      OTHER COMPREHENSIVE LOSS (unaudited)
                           For the Three months ended

                                                 June 30,      June 30,
                                               ------------  ------------
                                                   2004          2003
                                               ------------  ------------

Revenue                                        $         -   $         -
                                               ------------  ------------

Expenses
     Consulting and professional fees              177,070       285,739
     Office and administration                      17,223        21,119
     Investor communication                          2,626         3,476
     Travel, meals and entertainment                     -           759
     Rent, utilities and telephone                  18,250        36,202
                                               ------------  ------------
          Total expenses                           215,169       347,295
                                               ------------  ------------

     Loss from operations                         (215,169)     (347,295)
                                               ------------  ------------

Other expense
     Interest                                      (33,922)         (514)
                                               ------------  ------------
          Total other expenses                     (33,922)         (514)
                                               ------------  ------------

     Loss from continuing operations              (249,091)     (347,809)
     Loss from discontinued operations                   -          (350)
                                               ------------  ------------

Net loss                                       $  (249,091)  $  (348,159)
                                               ============  ============

Loss per share of common stock
     From continuing operations                $     (0.02)  $     (0.03)
     From discontinued operations                        -         (0.00)
                                               ------------  ------------

Net loss per share of common stock             $     (0.02)  $     (0.03)
                                               ============  ============

Weighted average of
     shares outstanding                         13,226,989    13,155,560
                                               ============  ============


Comprehensive Income (Loss)

     Foreign currency translation adjustment   $    70,928   $  (258,929)
                                               ------------  ------------

     Other comprehensive income (loss)              70,928      (258,929)
     Net loss                                     (249,091)     (348,159)
                                               ------------  ------------

Comprehensive Loss                             $  (178,163)  $  (607,088)
                                               ============  ============

    The accompanying notes are an integral part of the condensed consolidated financial statements

                                                 EAPI ENTERTAINMENT, INC.
                                      (FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
                          CONDENSED CONSOLIDATED STATEMENTS SHAREHOLDERS' DEFICIENCY (Unaudited)
                                                For the Nine months ended



                                                    June 30, 2003
                                                    -------------

                                              Common stock                                                     Other
                                         ---------------------   Paid in     Common stock                  Comprehensive
                                           Shares      Amount    Capital     to be issued     Deficit      Income (Loss)
                                         -----------  --------  ----------  --------------  ------------  ---------------

Balance
  September 30, 2002                     14,355,560   $14,356   $4,362,070  $           -   $(7,089,548)  $            -

Disposal of Business                     (1,200,000)   (1,200)       1,200

Foreign Currency Translation Adjustment                                                                         (444,835)

Net loss for the period
  ended June 30, 2003                                                                        (1,017,545)
                                         -----------  --------  ----------  --------------  ------------  ---------------
                                         13,155,560   $13,156   $4,363,270  $           -   $(8,107,093)  $     (444,835)
                                         ===========  ========  ==========  ==============  ============  ===============


                                                    June 30, 2003
                                                    -------------
Balance
  September 30, 2003                     13,155,560   $13,156   $5,293,014  $           -   $(8,502,410)  $     (424,701)

Foreign Currency Translation Adjustment                                                                          (49,410)

Stock subscriptions issued in
Exchange for short-term debt                                                      883,607

Stock issued on subscriptions               433,333       433      185,861       (186,294)

Net loss for the period
  ended June 30, 2004                                                                          (780,344)
                                         -----------  --------  ----------  --------------  ------------  ---------------
                                         13,588,893   $13,589   $5,478,875  $     697,313   $(9,282,754)  $     (474,111)
                                         ===========  ========  ==========  ==============  ============  ===============


                    June 30, 2003
                    -------------

                                            Total
                                         ------------

Balance
  September 30, 2002                     $(2,713,122)

Disposal of Business                               -

Foreign Currency Translation Adjustment     (444,835)

Net loss for the period
  ended June 30, 2003                     (1,017,545)
                                         ------------
                                         $(4,175,502)
                                         ============


                    June 30, 2003
                    -------------
Balance
  September 30, 2003                     $(3,620,941)

Foreign Currency Translation Adjustment      (49,410)

Stock subscriptions issued in
Exchange for short-term debt                 883,607

Stock issued on subscriptions                      -

Net loss for the period
  ended June 30, 2004                       (780,344)
                                         ------------
                                         $(3,567,088)
                                         ============

    The accompanying notes are an integral part of the condensed consolidated financial statements

                             EAPI ENTERTAINMENT, INC.
                   (FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             For the Nine months ended

                                                           June 30,     June 30,
                                                          ----------  ------------
                                                             2004         2003
                                                          ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                  $(780,344)  $(1,017,545)

Adjustments to reconcile net loss to net cash
     used in operating activities
     Depreciation and amortization                                -        62,500
     Deferred rent                                          (18,055)       15,450
     Increase (decrease) in accounts payable                 (4,817)      366,120
     Decrease (increase) in non-trade receivable            106,360       (80,848)
     Decrease (increase) in Prepaid Expenses                 43,089        (6,160)
     Increase in Assets to be Disposed                            -       (12,777)

                                                          ----------  ------------
NET CASH USED IN OPERATING
     ACTIVITIES                                            (653,767)     (673,260)
                                                          ----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Long term debt                                               -        31,506
     Proceeds of short term notes from related parties      695,468       830,645
     Repayments of short term notes from related parties   (124,127)     (188,695)
     Increase in payables to related parties                 93,756       445,387
                                                          ----------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   665,097     1,118,843
                                                          ----------  ------------

Effect of Foreign Currency Translation                      (49,410)     (444,835)
                                                          ----------  ------------

(DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS                                            (38,080)          748

Cash and cash equivalents at the beginning of the period     38,995        (1,262)
                                                          ----------  ------------

CASH AND CASH EQUIVALENTS AT THE END OF
     THE PERIOD                                           $     915   $      (514)
                                                          ==========  ============


SUPPLEMENTAL DISCLOSURES
     Noncash Investing and Financing Activities
          Stock subscriptions issued in exchange for
               Short term notes from related parties      $ 883,607   $         -
                                                          ==========  ============

    The accompanying notes are an integral part of the condensed consolidated financial statements

                            EAPI ENTERTAINMENT, INC.
                    (Formerly - Duro Enzyme Products, Inc.)
            Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)
                    For the Nine Months Ended June 30, 2004

NOTE 1:     SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
            ---------------------------------------------------------

Nature  of  Business
--------------------

     EAPI Entertainment, Inc. (the "Company") was incorporated under the laws of the State of Nevada on September 15, 1995. The Company's current business activities, which began in the second quarter of 2003, include developing business for electronic entertainment, education, and the marketing of natural agricultural, food, and gardening products. The Company is seeking to acquire revenue generating businesses or projects with long term potential that will enable the Company to generate revenues to fund the current business plan in electronic entertainment, education, and the marketing of natural agricultural, food, and gardening products.

Name  Change
------------

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

     These unaudited interim condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements as of September 30, 2003 included in the Company's Annual Report on Form 10-KSB.

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

Fair  Value  of  Financial  Instruments
---------------------------------------

     The carrying amount of the Company's financial instruments, including, cash, cash overdraft, accounts receivable and payable, and notes and loans payable approximate fair value due to the relative short period to maturity for these instruments.

Per  Share  Data
----------------

     Earnings (loss) per common share for the nine and three months ended June 30, 2004 and 2003 is computed based on the weighted average common stock and diluted common stock equivalents outstanding during the period as defined by Statement of Financial Accounting Standards, No. 128, "Earnings Per Share". For the nine and three months ended June 30, 2004 and 2003, common stock equivalents are not considered in the calculation of diluted loss per share, as the effect would have been anti-dilutive.

Cash  Equivalents
-----------------

     For the purpose of the statement of cash flows, the company considers all highly liquid debt instruments purchased with the original maturity of three months or less to be cash equivalents.

Principles  of  Consolidation
-----------------------------

     The consolidated financial statements include the accounts of EAPI Entertainment, Inc., and its Four wholly owned subsidiaries one of which owns five subsidiaries:

     EAPI  Center  Inc.
     Home.web  Sub.Inv
     Duro Enzyme Solutions, Inc. - Nevada, USA (Name to be changed) Electronic Alliance Systems Inc. (To be changed from Duro Enzyme Solutions, Inc.)

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

Intangible  and  Other  Assets
------------------------------

     The cost of purchase of other assets was recorded at the purchase price of the contract and amortized over its useful life not to exceed 10 years using the straight-line method. There is no amortization cost for the nine-month period ended June 30, 2004 due to the license termination. For the nine-month period June 30, 2003, amortization was $62,500 and was included in discontinued operations (See Note 10).

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

NOTE  2:  DISCONTINUED  OPERATIONS
          ------------------------

     On December 23, 2002, the Board of Directors agreed to dispose of Bruden and on January 6, 2003, an agreement was signed with the former owner to dispose of the business. The results of Bruden Steaming and Vac Truck Services Ltd. during the period ended June 30, 2003 are included as discontinued operations in the financial statements (See Note 10).


NOTE 3:  RELATED PARTY TRANSACTION
         -------------------------

     A total of $477,357 and $470,348 were accrued in consultant services to related parties for the nine months ending June 30, 2004 and 2003, respectively. The total outstanding and unpaid is

     $901,032  at June 30, 2004 and was $602,813 at June 30, 2003. Thirteen (13)
     companies, which are owned or controlled by shareholders or creditors of the Company, have provided services and expertise to the Company during this period.

     No Research and Development services were performed in the period ended June 30, 2004. During the period to June 30, 2003, the Company endorsed Research and Development Service Agreements with a company owned by a creditor of the Company. The Agreement was canceled in December 2002. This agreement retained the Founder's company's expertise and services for research, development, design, and related consultations. A consulting fee was charged at a standard rate, established by the consultants. An additional 15% was charged on incurred costs as an administrative, overhead and handling charge. The long-term debt owed has been canceled but was also owed to the creditor, however the amount is $NIL. At June 30, 2003, the amount owed was $Nil (See Notes 8 and 10).

     Short-term loans of $695,468 were advanced to the Company by five shareholders during the period ending June 30, 2004. The interest rate for the loans is 10%. $830,645 was advanced during the period ended June 30, 2003. The funds were used for operating capital and repayment of short-term loans of $124,127 to June 30, 2004 and $188,695 to June 30, 2003.

     On June 14, June 15, June 22, June 23 and June 25, 2004 the board of directors approved a total of $883,607 in short-term loans that were converted to stock subscription agreements to a company owned by a creditor of the Company. On June 15, 2004 a total of 433,333 common shares were issued by the Company from $186,294 of the subscription agreements. Total common shares of the Company that are required to be issued under the subscription agreements are 2,297,785 (See Note 6).

     The Company had two 5-year leases for facilities. Both were terminated by mutual agreement in December 2002 (See Note 9). One lease was for office space and furnishings. This lease has accrued rent at the end of June 30, 2004 of $223,653 and no amounts have been paid to date. The other lease was for research space. It has accrued rent at the end of June 30, 2004 of $204,494 and no amounts have been paid to date. Both leases were held by shareholders of the Company, which own the premises.

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

     The Company has obtained a new location and a new five-year lease beginning on July 1, 2004. The lease is with a Company owned by the President (See
     Note  9).

NOTE  4:  INCOME  TAXES
          -------------

     The long term deferred tax benefit for income taxes from the loss of operations for the current period consisted of the following components: long term deferred tax benefit of $185,000 for June 30, 2004 resulting from a net loss before income taxes, and deferred tax expenses of $185,000 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforwards will expire in 2023.

     The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the valuation allowance of the deferred tax asset is no longer required.

     No provision is being made for state income tax for the nine months ended June 30, 2004 since all operations are in Canada. In prior years, the operations were in California and California Franchise taxes were applicable.

NOTE  5:  FIXED  ASSETS
          -------------

     The Company's only fixed assets were part of the Company Bruden Steaming and Vac Truck Services Ltd. and as a result of the disposition on January 6, 2003, as discussed in Note 2, the assets have been transferred back to Bruden and the Company has no further fixed assets, only leased and rented equipment.

NOTE  6:  COMMON  STOCK
          -------------

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

     On June 14, June 15, June 22, June 23 and June 25, 2004 a total of $883,607 in short-term loans were converted to stock subscription agreements issued to a company owned by a creditor of the Company. On June 15, 2004 a total of 433,333 common shares were issued by the Company, having a fair value of $186,294, from the total subscription agreements. Total common shares of the Company that are required to be issued under the subscription agreements are 2,297,785.

     The stock subscription agreements entered into had attached warrants for exercise. The fair value of the warrants at the time of issuance was immaterial based upon the Company's calculations using the Black Scholes model. The following warrants remain unexercised at June 30, 2004 are available to be exercised until June 2005.

                    Exercise Price           Amount of common shares
                    --------------           -----------------------
                    CDN  $0.35                        470,000
                    CDN  $0.65                         55,000
                    CDN  $0.75                        244,000
                    CDN  $1.00                        199,332
                    US  $0.35                         915,500
                    US  $0.50                       1,021,786
                    US  $0.70                          17,000
                                                    ---------

                    Total                           2,922,618
                                                    =========

NOTE  7:  EARNINGS  PER  SHARE
          --------------------

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

                                                 For the Nine Months Ended 2003
                                            ----------------------------------------
                                               Income        Shares       Per-Share
                                            (Numerator)   (Denominator)    Amount
                                            ------------  -------------  -----------

Income (loss) from continuing operations
 before discontinued operations
 available to common stockholders
 earnings (loss) per share                  $  (678,072)     13,155,560  $    (0.05)
                                            ============  =============  ===========


Income (loss) from discontinued operations
 available to common stockholders
 earnings (loss) per share                  $  (339,473)     13,155,560  $    (0.03)
                                            ============  =============  ===========


Income (loss) from continuing operations
 and discontinued operations available to
 common stockholders
 basic (loss) earnings per share            $(1,017,545)     13,155,560  $    (0.08)
                                            ============  =============  ===========

                                                For the Nine Months Ended 2004
                                          ----------------------------------------
                                             Income        Shares       Per-Share
                                          (Numerator)   (Denominator)    Amount
                                          ------------  -------------  -----------

Income (loss) from continuing operations
 available to common stockholders
 basic (loss) earnings per share          $  (780,344)     13,179,370  $    (0.06)
                                          ============  =============  ===========


NOTE  8:  NOTES  PAYABLE
          --------------

     Short-term  borrowings  were from related parties and are discussed in Note
     3.


NOTE  9:  LEASES
          ------

     The Company had two five-year leases, one for office space and furnishings and the other for research facilities. Both were terminated in December 2002 by mutual agreement.

     The main office building was taken over by a new owner and all research activities ceased in December 2002. A total of $68,812 was charged to rent expense under these leases during the period ended June 30, 2003. These leases were recorded as operating leases and the amounts paid were charged to expenses. The Company had negotiated a new lease with the new owner for a three-year term for the main office space. The rental expense charged in the period to June 30, 2004 and 2003 on the new lease was $60,484 and $40,941, respectively.

     In July 2003, the Company leased an additional office at a monthly rent of $668. Total rent for the nine-month period ended June 30, 2004 is $5,947. The lease is a one-year term, and renewal has not yet been determined.

     On April 2, 2004, the Company agreed with the landlord to terminate the lease at May 30, 2004. The Company has obtained a new location and a new five-year lease beginning on July 1, 2004. The lease is with a Company owned by the President (See Note 3).

     Future minimum annual lease payments are due as follows:

                         Year                   Amount
                         ----                  --------

                         2005                  $ 24,954
                         2006                   20,678
                         2007                   20,678
                         2008                   22,557
                         2009                   22,557
                                              --------

                         Total                $111,424
                                              ========

NOTE  10:  ACQUISITION  AND  DISPOSITIONS
           ------------------------------

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

     The gain from discontinued operations in Bruden at June 30, 2003 totalled $12,777.

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

     The loss from discontinued operations as a result of the License termination at June 30, 2003 totalled $352,250.


NOTE  11:  GOING  CONCERN
           --------------

     The Company's condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2004, the Company had a net loss of $780,344, a negative cash flow from operations of $653,767, a working capital deficiency of $3,567,088 and a stockholders deficiency of $3,567,088, which raises substantial doubt about its ability to continue as a going concern.

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

     On May 9, 2003, the Company filed to have its name changed to "EAPI Entertainment, Inc." and have the shareholders approve the name change, a share rollback of 50 to 1 and an amendment to the articles of incorporation to decrease the authorized share capital to 500,000,000 common shares. On May 27, 2003, these changes were all effective. This action was taken by the Board of Directors to more accurately reflect the Company's current business activities of developing businesses for the electronic entertainment market. Our Board of Directors believes that the new name will promote public recognition of the Company and more accurately reflect the Company's products and business focus.

     On  October  29, 2003, the President of the Company, Perry Smith, resigned.

     The new President of the Company is Peter Gardner. Peter Gardner has over 20 years of experience in the Electronic Entertainment Industry.

     On January 31, 2004, a settlement agreement was reached in a lawsuit that the Company was a party to. The settlement was closed and the Company has been released from all liability in this matter. On June 24, 2004, under a consent and dismissal order from the Supreme Court of British Columbia, all actions were dismissed against the Company and its officers and directors. The Company had not expected any liability and therefore had not made any accrual.

     As a result of these events, the operations of the Company have significantly changed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-QSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operations" and elsewhere in this Form 10-QSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission ("SEC"), particularly our Annual Report on Form 10-KSB and our current reports on Form 8-K.

As  used  in  this  Quarterly Report, the terms "we", "us", "our", "Company" and
"EAPI" mean EAPI Entertainment, Inc. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

OVERVIEW

The Company was incorporated on September 15, 1995 under the laws of the State of Nevada. On May 23, 2003, the Company changed its name from Duro Enzyme Products Inc. to EAPI Entertainment, Inc.

The Company has undertaken a reorganization of its corporate affairs in connection with a determination by the Board of Directors to pursue business opportunities in the areas of electronic entertainment and education and the marketing of natural agricultural, food and gardening products. The Company has plans to develop computer video games, on-line educational programs and a software development studio to be called the EASI Studios. The Company is also exploring opportunities for the development of an on-line information resource and distribution center for natural agricultural, food and gardening products. To date, the Company has not completed the development of any of its planned products and has not generated any revenues. The Company remains in the initial stages of developing its products. The ability of the Company to pursue its business plan and generate revenues is subject to the ability of the Company to achieve additional financing, of which there is no assurance.

Video  Game  Development
------------------------

Currently, the Company's endeavors to develop video game products are focused on obtaining rights to and developing two computer software game engines known as Adam and Genesis. These software engines are currently owned by the Company's President, Mr. Peter Gardner. The Company's plan is to acquire access to Adam and Genesis in order to allow it to develop and design video games based on those engines.

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

On-Line  Education
------------------

The Company plans to develop computer software that it refers to as the "EASI-Learning" software to deliver on-line education programs. The Company plans to develop the EASI-Learning software with software engines specifically designed to generate customized on-line educational software for the client. The Company plans to employ a software development and graphic art staff to create and utilize software engines to produce the Company's final product. In the event that we are successful in developing the EASI-Learning software, the Company's business strategy will be to have clients supply the education content and to incorporate this content into the Company's proprietary software in order to deliver a software product tailored to each client's needs and requirements

The Company currently is in talks with two potential clients for the EASI-Learning software, the Alberta Construction Safety Association (the "ACSA") and Rural Roots, an Alberta based agricultural education group. No agreements have been reached with either the ACSA or Rural Roots for the development and delivery of on-line education programs and there is no assurance that the Company will be able to enter into such agreements with either of these organizations. If the Company is successful in reaching an agreement with the ACSA or Rural Roots, the Company will require additional financing to complete development and delivery of the on-line education programs. No such financing arrangements are in place and there is no assurance that sufficient financing can be obtained.

EASI  Studios
-------------

If the Company is successful in its initial endeavors into the development of video game and on-line education programs, of which there is no assurance, the Company plans to develop a software development studio to be known as the EASI Studios. It is planned that the EASI Studios will house the Company's development teams, their equipment and the Company's infrastructure. It is planned that the EASI Studios would contain computer development hardware, software, audio equipment, management facilities and support staff.

On-Line  Natural  Agricultural,  Food  and  Gardening  Resource and Distribution
--------------------------------------------------------------------------------
Center
------

The Company is exploring opportunities to market natural agricultural, food, and gardening products through the development of a web-based information resource and distribution center. It is intended that this on-line resource center will provide information to consumers and retailers on:

     - organically produced and naturally harvested agriculture and food products;
     - the effects of chemical fertilizers and pesticides used in lawns, gardens, golf courses and parks; and
     -    the  side  effects  of  different  food  and  agricultural  additives.

In connection with this on-line resource center, the Company intends to develop an on-line retail and wholesale distribution network specializing in natural agricultural, food, and gardening products.

PLAN OF OPERATIONS

The Company's plan of operations for the next twelve months is summarized as follows:

1. The Company plans to negotiate for the acquisition of the Adam and Genesis software engines and to develop video game products incorporating these computer engines. The Company estimates that it will expend approximately $300,000 to acquire and develop these projects over the next twelve months.

2. The Company plans to continue its development of a web-based information resource and distribution center for natural agricultural, food and gardening products. The Company expects to expend approximately $150,000 over the next twelve months to develop this business.

Although the Company plans to continue to pursue its bids to deliver on-line education programs to the ACSA and Rural Roots, it does not expect to have its proposals accepted by these organizations within the next twelve months and the Company does not expect to expend significant amounts in pursuit of these proposals. Additionally, although the Company intends to pursue the development of the EASI Studio in the event that it is successful in its initial endeavours to develop computer video games and on-line education programs, the Company does not expect to incur development costs for the studio over the next twelve months.

Over the next twelve months the Company estimates that it will spend approximately $1,000,000 in pursuing its stated plan of operations. Of this amount, approximately $550,000 will be comprised of overhead expenses and $450,000 will be spent in development of the Company's businesses. Actual expenditures will depend on whether the Company is awarded any contracts for on-line educational training, whether the Company is able to undertake the development of any video games and the ability of the Company to develop a natural agricultural, food and gardening business. The Company's financial requirements are expected to increase if the Company is able to enter into agreements that would enable it to pursue the development of computer video games. There is no assurance that the Company will be able to obtain the necessary financing to pursue its plan of operations due to its limited cash reserves and its working capital deficit. The Company does not have any financing arrangements in place and there is no assurance that adequate financing may be obtained.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2004

REVENUES
--------

The Company has not earned revenues from the sale of its products to date. Further, the Company does not anticipate earning revenues until such time as it has completed development of its on-line education products or any video game products. The Company is presently in the initial stages of developing its business and the Company can provide no assurances that it will be able to complete development of its products or successfully sell or license those products once development is complete.

OPERATING  COSTS  AND  EXPENSES
-------------------------------

The Company incurred operating expenses of $666,688 during the nine months ended June 30, 2004, which was an increase of $21,720 over operating expenses of $644,968 incurred by the Company during the nine months ended June 30, 2003. During the three month period ended June 30, 2004 the Company incurred operating expenses of $215,169, which was a decrease of $132,126 over operating expenses of $347,295 incurred by the Company during the three month period ended June 30, 2003.

Consulting and professional fees were $539,741 and $177,070 for the nine month and three month periods ended June 30, 2004, respectively. These were an increase of $31,070 over the nine month period ended June 30, 2003 and a decrease of $108,669 over the three month period ended June 30, 2003. This large decrease in the three month period was the result of the use of several additional consultants in the areas of computer video games and on-line education in the previous period. The small overall increase between the nine month periods has resulted from increased use of professional services and the resulting fees required for listing and filing requirements.

Rent, utilities and telephone expenses were $90,556 and $18,250 for the nine month and three month periods ended June 30, 2004, respectively. These were an increase of $777 over the nine month period ended June 30, 2003 and a decrease of $17,952 over the three month period ended June 30, 2003. A net decrease resulting from the closing of one of the Company's offices in December 2003 was offset by additional costs incurred in the use of the telephone for marketing purposes. The large decrease in the three month period resulted from seeking new offices and having minimal rent, as offices were switched.

Interest expense was $113,656 and $33,922 for the nine month and three month periods ended June 30, 2004, respectively. This was an increase of $80,552 and $33,408 over the nine month period ended June 30, 2004 and the three month period ended June 30, 2003, respectively. The increase in interest results from increased short term notes from related parties over the periods, until the stock subscription agreements were issued in exchange for short term notes from related parties in June 2004.

The Company does expect an increase in its operating costs over the course of the next fiscal year as a result of pursuing its plan of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $915 as of June 30, 2004 compared to a cash overdraft of $514 as of June 30, 2003 and cash of $38,995 at September 30, 2003. The Company had a working capital deficiency of $3,567,088 as of June 30, 2004 compared to a working capital deficiency of $3,313,208 as of June 30, 2003 and a working capital deficiency of $3,602,886 at September 30, 2003. As of June 30, 2004, the Company had a net stockholders' deficiency of $3,567,088, including a loss of $780,344 during the current period.

On June 14, June 15, June 22, June 23 and June 25, 2004 a total of $883,607 in short-term loans were converted to stock subscription agreements issued to a company owned by a creditor of the Company. On June 15, 2004 a total of 433,333 common shares were issued by the Company, having a fair value of $186,294, from the total subscription agreements. Total common shares of the Company that are required to be issued under the $697,313 in remaining subscription agreements are 2,297,785.

Due to the Company's substantial working capital deficit and its current inability to generate revenues, there is no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. In addition, there can be no guarantee that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company or at all.

No material commitments for capital expenditures were made during the period ended June 30, 2004.

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

The Company May Not Be Able to Continue its Business as a Going Concern
-----------------------------------------------------------------------

The Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing, restructure its debt, streamline its business and reduce its costs. The Company is currently in the process of identifying sources of additional financing, negotiating changes to its debt structure and evaluating its strategic options. However, there are no assurances that these plans can be accomplished on satisfactory terms, or at all, or that they will provide sufficient cash to fund the Company's operations, pay the principal of, and interest on, the Company's indebtedness, fund the Company's other liquidity needs or permit the Company to refinance its indebtedness. The Company's inability to obtain additional financing, restructure its indebtedness, streamline its business or reduce its costs would have a material adverse effect on the Company's financial condition, results of operations and ability to satisfy its obligations, and may result in the Company pursuing a restructuring of its indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, or liquidating the Company's business and operations. Further, the Company's inability to obtain additional financing or restructure its indebtedness, or pursue a restructuring of its indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, may result in the Company's securityholders losing all or a material portion of their investment in the Company's securities.

The  Company  Requires  Additional  Financing  in  Order  to  Pursue Its Plan of
--------------------------------------------------------------------------------
Operations
----------

The Company's plan of operations will require an estimated $1,000,000 to be spent over the next 12 months. The Company's current operating funds are insufficient to complete its plan of operations without additional financing. The Company had no cash and a working capital deficit of $3,567,088 as of June 30, 2004. Due to the Company's substantial working capital deficit, the amount of financing required to pursue its plan of operations and the Company's current inability to generate revenues, the Company will require substantial financing in order to pursue its plan of operations. In addition, there is no assurance that the Company's actual cash requirements will not exceed its estimates. If the actual cost of developing the Company's proposed video game and educational software products is greater than expected, then the Company's ability to complete its plan of operations may be adversely affected. If the Company is unable to acquire sufficient financing on terms acceptable to it, the Company's operations could be severely limited and the Company may not be able to implement its plan of operations.

It is anticipated that any additional financing obtained by the Company will be by way of equity financing through private placements of the Company's common stock. If such equity financing is obtained, the interests of the Company's existing stockholders may be diluted. The Company does not have any financing arrangements in place at this time and there is no assurance that the Company will be able to acquire sufficient financing on terms acceptable to it. No commitments to provide additional funds have been made by the Company's management or the Company's existing stockholders.

The  Company  May  Not  Meet  Its  Product  Development  Schedules  or  Complete
--------------------------------------------------------------------------------
Development  of  Its  Products.
-------------------------------

Even if sufficient financing is obtained, there is no assurance that the Company will be able to successfully develop any video game products, its on-line educational software program or its planned natural food and gardening business. Even if the Company is successful in developing any or all of its planned products, there is no assurance that the Company will be able to deliver such products at a reasonable cost. Failure to meet anticipated development schedules may cause a shortfall in the Company's anticipated revenue and profitability and cause the Company's operating results to be materially different from expectations. If the platforms for which the Company is developing products are not released when anticipated or do not attain wide market acceptance, the Company's business could be materially harmed.

The  Company  May Not Be Able to Acquire the Necessary Computer Software Engines
--------------------------------------------------------------------------------
to  Complete  Development  of  Video  Game  Products
----------------------------------------------------

The Company has not entered into any agreements with Mr. Peter Gardner to acquire rights to either the Adam or Genesis software engines and there is no assurance that the Company will be able to acquire rights to those software engines. If the Company is unable to acquire rights to Adam or Genesis from Mr. Gardner, then the Company's ability to pursue the development of video game products will be adversely affected.

The  Company  May  Not  Be  Able to Secure Agreements with Major Clients for Its
--------------------------------------------------------------------------------
On-Line  Educational  Software  Product
---------------------------------------

The Company has not entered into agreements with either the ACSA or Rural Roots for the delivery of its on-line education programs and there is no assurance that the Company will be able to enter into any agreements for the delivery of its on-line education programs.

Limited  Experience  of  Management
-----------------------------------

The Company's officers and directors have limited experience in the area of natural agricultural, food and gardening products. There is no assurance that the Company has or will be able to acquire the skills and experience necessary to enable the Company's business in this area to be profitable.

The Company Depends Upon a Small Number of Key Persons to Implement Its Business
--------------------------------------------------------------------------------
Plan,  and  the  Loss  of  Any  of  Them  May  Affect  Its  Business  Operations
--------------------------------------------------------------------------------

Company is dependent on the abilities and continued participation of a small number of key consultants and management personnel to implement its business plan and the loss of any of them would adversely affect the Company's ability to successfully develop its products. There is no assurance that these key employees and consultants will continue to be involved in the Company's affairs in the future. The Company has not obtained key man insurance with respect to any of its employees or consultants.

The  Company  May  Not Be Able to Successfully Market Its Products Once They Are
--------------------------------------------------------------------------------
Developed
---------

Even if the Company is successful in developing video game products or its on-line educational software, there is no assurance that the Company will be able to successfully commercialize and realize sales from those products. If the Company is unable to successfully market any products that it develops, the Company's business could be materially harmed.

The  Company  Operates  in  an  Intensely  Competitive  Industry.
-----------------------------------------------------------------

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

The  Company Has a Limited Operating History and the Company's Operating Results
--------------------------------------------------------------------------------
Are Likely to Fluctuate Significantly which Could Increase the Volatility of Its
--------------------------------------------------------------------------------
Stock  Price.
-------------

As a result of the Company's limited operating history and the planned expansion of its business operations, the Company's quarterly and annual revenues and operating results are likely to fluctuate from period to period. For this reason, stockholders and prospective purchasers of the Company's securities should not rely on period-to-period comparisons of the Company's financial results as indications of future results. The Company's future operating results could fall below the expectations of public market analysts or investors and significantly reduce the market price of its common stock. Fluctuations in the Company's operating results could increase the volatility of its stock price. The Company has no history of developing video game products or on-line education programs. Accordingly, there is a substantial risk that the Company will not be able to successfully complete development and commercialization of any video game products or on-line computer education programs.

The Company is Subject to the SEC Penny Stock Rules, which May Reduce Trading of
--------------------------------------------------------------------------------
Its  Common  Stock.
-------------------

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

The  Company Does Not Anticipate Paying Dividends to Its Security Holders in the
--------------------------------------------------------------------------------
Foreseeable  Future  Which  Makes  Investment in Its Stock Speculative or Risky.
--------------------------------------------------------------------------------

The Company has not paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. The Board of Directors has sole authority to declare dividends payable to the Company's stockholders. The fact that the Company has not and does not plan to pay dividends indicates that the Company will use all of the funds generated by its operations for reinvestment in its operating activities and also emphasizes that the Company may not continue as a going concern. Investors must evaluate an investment in the Company solely on the basis of anticipated capital gains.


ITEM 3.  CONTROLS AND PROCEDURES.

As required by Rule 13a-15 of the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2004, being the date of the Company's most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Mr. Peter Gardner, and Chief Financial Officer, Mr. Dean Branconnier. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting management to material information relating to the Company and required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed on the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the Company's most recently completed fiscal quarter ended June 30, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to affect, its internal control over financial reporting.

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

                         PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company, its officers and its directors were named in a lawsuit filed on November 20, 2001 in the Supreme Court of British Columbia by Thermo Tech(TM) Technologies Inc. and its subsidiaries (collectively, "Thermo Tech"). There are a total of 75 defendants named in this lawsuit. Thermo Tech has alleged that the Company and its officers and directors had appropriated corporate opportunities from Thermo Tech through the unauthorized use of confidential information and trade secrets owned by Thermo Tech.

On January 31, 2004 settlement agreements were reached in respect of this lawsuit. Pursuant to these agreements, Thermo Tech has agreed to dismiss their actions against the Company and its officers and directors. On June 24, 2004 all actions were dismissed against the Company and its officers and directors.
The Company had not expected any liability as a result of this lawsuit and therefore had not made any accrual.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

The Company issued stock subscription agreements for unregistered sales of its common stock during the fiscal quarter ended June 30, 2004. The common stock issued contains rights and restrictions under rule 144.

On June 14, June 15, June 22, June 23 and June 25, 2004 a total of $883,607 in short-term loans were converted to stock subscription agreements and issued to a company owned by a creditor of the Company. On June 15, 2004 a total of 433,333 common shares were issued by the Company, having a fair value of $186,294 from the total stock subscription agreements. Total common shares of the Company that are required to be issued under the $697,313 in remaining stock subscription agreements are 2,297,785.

The stock subscription agreements entered into had attached warrants for exercise. The following warrants remain unexercised at June 30, 2004 are available to be exercised until June 2005.

                    Exercise Price            Amount of common shares
                    --------------            -----------------------
                    CDN $0.35                       470,000
                    CDN $0.65                        55,000
                    CDN $0.75                       244,000
                    CDN $1.00                       199,332
                    US $0.35                        915,500
                    US $0.50                      1,021,786
                    US $0.70                         17,000
                                                  ---------

                    Total                         2,922,618
                                                  =========

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5.     OTHER INFORMATION.

None.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS AND INDEX OF EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B.

------------------------------------------------------------------------------------------------------
EXHIBIT                                   DESCRIPTION OF EXHIBIT
NUMBER
-------  ---------------------------------------------------------------------------------------------
    3.1  Restated Articles of Incorporation (2)

-------  ---------------------------------------------------------------------------------------------
    3.2  Amended and Restated Bylaws of the Company dated January 8, 2001 (3)

-------  ---------------------------------------------------------------------------------------------
   10.1  Termination of License Agreements between the Duro Enzyme Solutions Inc. (Nevada), Duro
         Enzyme Solutions Inc. (B.C.) and 529473 B.C. Ltd. dated May 5, 2003 (1)

-------  ---------------------------------------------------------------------------------------------
   21.1  List of Subsidiaries (4)

-------  ---------------------------------------------------------------------------------------------
   31.1  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002 (4)

-------  ---------------------------------------------------------------------------------------------
   31.2  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002 (4)

-------  ---------------------------------------------------------------------------------------------
   32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

-------  ---------------------------------------------------------------------------------------------
   32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
------------------------------------------------------------------------------------------------------

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-QSB filed on May 15, 2003.

(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Quarterly Report on Form 10-QSB filed on August 14, 2003.

(3) Previously filed with the SEC as an exhibit to the Registrant's Annual Report on Form 10-KSB filed on May 15, 2001.

(4)  Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB.

================================================================================

(b)  CURRENT REPORTS ON FORM 8-K.

None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ENTERTAINMENT, INC.


DATE:  July 27, 2004                      /S/ Peter Gardner
      ---------------                    -----------------------------
                                          Name:  Peter Gardner
                                          Title: President