Form 10KSB
period 2004-09-30
EAPI ENTERTAINMENT INC
filed 2005-01-13
CIK 1040227

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

(Mark one)
[X]  Annual  report  under section 13 or 15(d) of the Securities Exchange Act of
     1934

     For the fiscal year ended September 30, 2004
                                       OR
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition Period from                      to
                                    --------------------   --------------------

                   Commission file number:      000-30096
                                          --------------------

                            EAPI ENTERTAINMENT, INC.
                            ------------------------------
                 (Name of small business issuer in its charter)


             Nevada                                 77-0454933
  -----------------------------              -------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

   204 - 3970 East Hastings Street
     Burnaby, British Columbia                         V5C 6C1
  -----------------------------------              ----------------
(Address of principal executive offices)              (Zip Code)



                   Issuer's telephone number: (604) 419 - 0430

   Securities registered under                        Name of exchange
   Section 12(b) of the Act:                         on which registered
      (Title of Class)

           None                                             None
-------------------------------               ---------------------------------

Securities registered under
Section 12(g) of the Act:                         Common Stock, $0.001 par value
                                                  ------------------------------
                                                          (Title of class)

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

The issuer's revenues for its most recent fiscal year were:  $NIL
                                                             ----

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $914,336, based on the average of the closing bid and asked prices as of December 16, 2004 as reported on the NASD Over-the-Counter Bulletin Board National Quotation System. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the issuer.

On January 7, 2004, the registrant had 14,142,146 shares of Common Stock, $0.001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No  [X]

                                         EAPI ENTERTAINMENT, INC.
                                 (FORMERLY - DURO ENZYME PRODUCTS INC.)

                                               INDEX TO
                                     ANNUAL REPORT ON FORM 10-KSB
                                 FOR THE YEAR ENDED SEPTEMBER 30, 2004


PART I                                                                                            PAGE
Item 1      Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
Item 2      Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8
Item 3      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8
Item 4      Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .    9

PART II

Item 5      Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . .    10
Item 6      Management's Discussion and Analysis of Financial Condition or Plan of Operation . .    12
Item 7      Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20
Item 8      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure    21
Item 8A     Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21
Item 8B     Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21


PART III

Item 9      Directors, Executive Officers, Promoters and Control Persons; Compliance With
            Section 16(a) of the Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . .   22
Item 10     Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24
Item 11     Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . .   25
Item 12     Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . .    26
Item 13     Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28
Item 14     Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . . .    30


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31

                                     PART I

FORWARD-LOOKING STATEMENTS

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB, and specifically in the sections entitled, "Description of Business" and "Management's Discussion and Analysis of Financial Condition or Plan of Operation," or otherwise incorporated by reference into this document contain "forward-looking statements". These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "intends", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties, including those identified within the section entitled "Risk Factors" and elsewhere in, or incorporated by reference into, this Form 10-KSB. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Annual Report on Form 10-KSB and in the Company's other reports filed with the Securities and Exchange Commission (the "SEC") that attempt to advise interested parties of the risks and factors that may affect the Company's business.

In this document, unless the context otherwise requires, the "Company" refers to EAPI Entertainment, Inc. and its subsidiaries. All dollar amounts in this Annual Report are in U.S. dollars unless otherwise stated.


ITEM 1.   DESCRIPTION  OF  BUSINESS.

OVERVIEW

The steps undertaken by the Company in the past year to move forward are outlined below under "Recent Corporate Events". The Company has plans to develop video game products for the entertainment industry and on-line education software programs for the education industry. The Company is also has plans to market natural agricultural, food and gardening products and waste technologies. This includes exploring opportunities for the development of an on-line information resource and distribution centre for natural agricultural, food and gardening products and waste technologies. The Company also plans on identifying and pursuing other business opportunities in the electronic entertainment industry.

The Company remains in the initial stages of developing its products and business. To date, the Company has not completed the development of any video game products or on-line education software programs and is still in the initial stages of developing its plans for marketing natural agricultural, food and gardening products and waste technologies. The Company has not generated revenue from any of its proposed businesses. The ability of the Company to pursue its business plan and generate revenues is subject to the ability of the Company to achieve additional financing, of which there is no assurance.

CORPORATE  BACKGROUND

The Company is a Nevada corporation incorporated on September 15, 1995. In January 2001, the Company changed its name from "Home Web, Inc." to "Duro Enzyme Products Inc." In May 2003, the Company changed its name from "Duro Enzyme
Products Inc." to "EAPI Entertainment, Inc." and the Company's accounting year was changed from a December 31 year-end to a September 30 year-end.

From 2000 to 2002 the Company's business plan consisted of the use of proprietary technologies to produce natural and stable enzymes, and the research and development of various applications for them. On October 16, 2000, the Company acquired Duro Enzymes Products Inc. ("Duro Enzymes Private"), a private Nevada corporation formed in November 1999, through a voluntary share exchange with all of the shareholders of Duro Enzymes Private. The former shareholders of Duro Enzymes Private now hold 11,520,000 shares of the Company's common stock. The Company effectively took control of all of the assets of Duro Enzymes Private, including its subsidiaries, as a result of the voluntary share exchange and subsequent merger of

Duro Enzymes Private into the Company. Following the merger, the Company changed the focus of its business from the sale of gourmet and specialty cheeses over the Internet to the production of stable natural enzymes and the development of a process for generating energy through the combustion of by-products of the enzyme production process known as gasification. In connection with the change in business, new directors and executive officers were appointed. The Company has carried forward an accumulated deficit incurred during its development stage of $6,399,558 from the natural enzyme production business and $1,349,077 from the gourmet food and specialty cheese business.

The Company undertook a reorganization of its corporate affairs in connection with a determination of the Board of Directors to pursue business opportunities in the areas of electronic computer entertainment, education, music and other areas of the entertainment industry. In addition, the Company is now pursuing opportunities in the marketing of natural agricultural, food and gardening products and waste technologies. The Company has pursued several business contracts and had been negotiating with new business partners on several new business lines, however, no formal agreements have been reached to date.

RECENT CORPORATE DEVELOPMENTS

During the fiscal year ended September 30, 2004, the Company's Board of Directors continued pursuing business opportunities in the electronic entertainment industry and marketing of natural agricultural, food and gardening products and waste technologies. The Company has identified significant opportunities in these areas. However, the Company's ability to pursue these opportunities will depend upon its ability to acquire substantial additional financing and its ability to attract necessary personnel. There are no assurances that we will be able to acquire the financing or attract the personnel necessary to pursue our business plan.

The following major corporate developments occurred during the past fiscal year:

(1) On October 29, 2003, Mr. Perry Smith resigned as the President and as a director of the Company. On November 3, 2003, Mr. Peter Gardner was appointed to those positions in place of Mr. Smith.

(2) On August 2, 2004, the Company's common stock was re-listed on the Over-The-Counter Bulletin Board.

INDUSTRY  BACKGROUND

VIDEO  GAMES  INDUSTRY
----------------------

The video game industry began with the introduction of the home computer and dedicated video game machines in the early 1980's. Since then, computers and game machines have advanced dramatically and the demand for entertainment on the major platforms and today's home computer has continually increased. The video game industry has grown to the point where major companies are generating more revenue than any other sector of the software industry.

Currently, the video game industry is dominated by a number of large, well-established companies. Many of these companies act as publishers, which are approached by smaller game development companies for funding of their proposed game products. The publisher will view a demo prepared by the applicant, and if approved, will fund development of the project. The game project then undergoes development, and is delivered in a set of milestones. If each milestone is accepted by the publisher, then funding for development goes on to the next milestone, until the Alpha or final milestone is reached. At that point, the game is considered complete, but must go on to heavy testing and bug hunting. This phase is known as the Beta Stage. Once the Beta Stage has been completed, the game is considered final, and is then marketed and distributed by the publishing company. Often, the publishing company keeps most of the game revenue.

ON-LINE  EDUCATION  INDUSTRY
----------------------------

The on-line education industry has existed in one form or another since the Internet was originally introduced to schools and government installations. Today, there are many forms of on-line education, usually available to the consumer through a web-based interface. In other words, the consumer uses his web browser to access the educational material on a website for a fee.

Traditionally, a software company or an on-line education company creates a software package that is designed to be used as a template for educational use. The client institution purchases this software, often along with a service contract in which the company creates the lessons for the client, using the software. If the client is experienced in software development, the client will sometimes develop the on-line courses itself with this software. In all cases, this software is then published to a website where it is accessed by the consumer.

Colleges and universities continue to offer many programs through the Internet, however many of these programs are unsatisfactory at one level or another. Often the software that runs the programs is too generic and the educational material must be redesigned to suit the inflexible structure of such systems. Other times, the educational materials themselves are too lightweight and act only as introductions to courses that must actually be taken by the consumer in person.

Despite these deficiencies, there remains a huge demand for this form of education. Consumers desire a means of educating themselves effectively from the comfort of their own homes without the expensive commutes and boarding costs that are necessary when using conventional educational methods.

BUSINESS  STRATEGY

VIDEO  GAMES

The Company has determined through research in the industry that there are many potentially successful video game development projects out there in mid-completion, but which lack the funding either to develop them to full completion, or to effectively market and distribute them nation-wide. The Company plans to seek out these video game projects through the many established avenues available in the industry. When a video game project is identified, the Company plans to complete a review of the video game project and an assessment of its commercial potential. If the Company believes that the video game project has commercial potential, the Company will make a determination of whether to fund the completion of the development and the marketing of the project. Any determination to fund a video game project would be subject to the Company obtaining sufficient financing in order to fund the project and the negotiation of a funding agreement with the project developer. The Company's objective would be to recover its investment from sales of the video game once commercialization is completed and marketing and sales have commenced. The Company's strategy would be to earn the returns of a game publisher without incurring all of the upfront cost of the development of video games. The Company's ability to pursue the development of any video games is subject to the Company achieving additional financing, of which there is no assurance.

Additionally, the Company plans to develop its own video games using two separate computer software game engines that are currently owned by the Company's president, Mr. Peter Gardener. These two game engines are known as Adam and Genesis and have been developed by Mr. Gardner. The Company plans to enter into agreements with Mr. Gardener whereby the Company will acquire rights to use and develop the computer software engines. The Company's plan is to acquire access to Adam and Genesis in order to allow it to develop and design its own video games based on those engines. The Company hopes that acquiring Adam and Genesis will give the Company a competitive advantage in developing its own game products. To date, the Company has not entered into any agreements with Mr. Gardener regarding either Adam or Genesis and there is no assurance that the Company will be able to acquire rights to either of these software engines.

Adam is a software engine that would allow the development of stand-alone computer video games. Genesis is a software engine intended to support on-line, multi-player video games that can be played by many consumers at a single time. These games are purchased like any other video game, but in addition to the purchase price, the consumer pays a monthly subscription fee to play the game on-line against other consumers. Both Adam and Genesis are in the development stage and there is no assurance that the Company will be able to acquire rights to or complete development of either of these software engines.

In order to pursue the Company's video game development plans, the Company hopes to assemble highly skilled software developers, audio technicians and graphic artists to design and develop its engine technology and its final game products. The Company also hopes to assemble a marketing and promotions staff in order to assist in introducing any video game products it develops into the marketplace.

The Company has not entered into any agreements with Mr. Gardner with respect to either Adam or Genesis and there is no assurance that the Company will be able to acquire rights to either of these software engines. The Company also has not yet identified any other suitable video game projects that it intends to acquire and there is no assurance that the Company will be able to identify or acquire rights to such video game projects. In the event that it does identify such a project, the Company's ability to acquire and fund the development of that project will depend upon the Company's ability to obtain sufficient financing. The Company does not currently have any financing arrangements in place and there is no assurance that the Company will be able to obtain the necessary financing.

ON-LINE  EDUCATION

The Company is currently developing computer software to deliver on-line education programs that it refers to as the "EASI-Learning" software. The Company plans to develop the EASI-Learning software with software engines specifically designed to generate customized on-line educational software for the client. Once development of this computer software is complete, the Company's business strategy will be to have clients supply the education content and to incorporate this content into the Company's proprietary software in order to deliver a software product that is tailored to each client's needs and requirements. The objective of the EASI-Learning software will be to ensure that each client gets exactly the type of educational program it needs.

The Company does not plan to require clients to pay upfront development fees. Instead, the Company plans to enter into joint partnerships with each potential client whereby the Company will share in the revenues generated by the finished product. In this way, the Company plans to encourage the development of educational software products, and to earn revenues once the development of an educational software product is complete. In order to achieve this business strategy, the Company will require additional financing in order to fund the up-front cost of developing educational software products.

The Company has been engaged in talks with two potential clients for the EASI-Learning software throughout the past year, the Alberta Construction Safety Association (the "ACSA") and Rural Roots, an Alberta based agricultural education group. No agreements have been reached with either the ACSA or Rural Roots for the development and delivery of on-line education programs and there is no assurance that the Company will be able to enter into such agreements with either of these organizations. If the Company is successful in reaching an agreement with the ACSA or Rural Roots, the Company will require additional financing to complete development and delivery of the on-line education programs. No such financing arrangements are in place and there is no assurance that sufficient financing can be obtained.

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

ON-LINE NATURAL AGRICULTURAL, FOOD AND GARDENING PRODUCTS

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

WASTE  TECHNOLOGIES

The Company is exploring various opportunities to market waste management technologies through the development of web-based and traditional marketing centers. The Company is at the initial stages of this activity. It is intended that this on-line marketing center will provide information and sales on various technologies to market to both consumers and retailers.

STATUS  OF  BUSINESS  DEVELOPMENT

The Company's endeavours into the areas of video game and on-line education software development remain preliminary. Further, the Company is still in the initial stages of developing its plans to market natural agricultural, food and gardening products and waste technologies. There is no assurance that the Company's development projects or business strategy will be successful. In addition, the Company contemplates that it will have to raise substantial financing in order to pursue its development projects and business strategy.
There  is  no  assurance  that  sufficient  financing  will  be  acquired.

COMPETITION

The market for video game products is a mature one with a number of well established producers. Many competitors in this industry will have established distribution networks and substantially greater financial resources and experience in the areas of video game development and marketing than the Company. There is no assurance that the Company will be able to compete with established video game products and manufacturers even if the Company is successful in completing the development of any video game products. The Company plans to compete against established manufacturers by designing games that are unique and innovative.

The Company will be competing against established competitors in the on-line education market. These established competitors have substantially greater financial resources, brand-name recognition, goodwill and experience in the design and delivery of on-line education programs. Further, educational institutions may be unwilling to enter into development agreements with a new company such as the Company, which does not have a track-record in the design and delivery of on-line education programs. There is no assurance that the Company will be able to convince educational institutions to enter into agreements with the Company rather than its competitors due to these factors.

INTELLECTUAL  PROPERTY  PROTECTION

The Company's performance and ability to compete are dependent to a significant degree on the Company's ability to develop and acquire proprietary software technology and to continually protect any proprietary technology that it develops or acquires. The Company plans to rely upon a combination of trademark, copyright and trade secret laws, as well as confidentiality agreements and non-compete agreements executed by employees and consultants as measures to establish and protect the Company's proprietary rights.

EMPLOYEES

As of December 16, 2004, the Company had one employee and ten consultants. Of those employees and consultants, two were classified as executive officers, five as administrative personnel, and four as sales and marketing personnel. The Company's consultants and employees do not belong to a collective bargaining unit, and the Company is not aware of any labor union organizing activity. The Company believes its future success will depend in large part on its continuing ability to attract, train and retain skilled technical, sales, marketing and customer support personnel.

GOVERNMENT  REGULATION

We are currently in the development stage of our business and we are not aware of any environmental or other governmental regulations which apply to our business at this stage.

With respect to our proposed web-based business plans, laws and regulations respecting Internet communications and advertising are becoming more prevalent. Similarly, the growth and development of the market for Internet-based commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of commerce over the Internet and increase the cost of operating web-based businesses which could have a harmful effect on our proposed web-based business plans.

CLIENT  BASE

Although the Company has been in discussions with the ACSA and Rural Roots to provide on-line educational programming, no agreements have been reached with either of these entities. The Company does not currently have any other existing or prospective clients for its proposed products. Even if we are successful in developing our proposed products, there are no assurances that we will be able to identify or attract clients for those products.


ITEM 2.   DESCRIPTION  OF  PROPERTY.

The Company leases its principal executive office, consisting of approximately 2,500 square feet, at a monthly rate of $2,420, located at 204 - 3970 East Hastings Street, Burnaby, British Columbia, Canada, V5C 6C1. The Company leases this property from 696092 B.C. Ltd., a private company owned by our President, Mr. Peter Gardner. The Company's lease for its principal executive office expires on June 30, 2009 with an option to renew for an additional five years. These premises are adequate for the Company's current business operations.


ITEM 3.   LEGAL  PROCEEDINGS.

The Company was named in a legal suit filed in the Supreme Court of British Columbia on November 20, 2001. The suit has been filed against the Company, its officers and directors, and others, by Thermo Tech Technologies Inc. and its subsidiaries (collectively "Thermo Tech"). There are a total of 75 defendants named in the suit. Thermo Tech alleges that the Company and its officers and directors have appropriated, or in the alternative attempted to appropriate, corporate opportunities from Thermo Tech through the unauthorized use of confidential information and trade secrets owned by the Thermo Tech.

On January 31, 2004, settlement agreements were reached in respect of this lawsuit. Pursuant to these agreements, Thermo Tech has agreed to dismiss their actions against the Company and its officers and directors. On June 24, 2004, all actions were dismissed against the Company and its officers and directors.
The Company had not expected any liability as a result of this lawsuit and therefore had not made any accrual.

The Company and its subsidiary, Duro Enzyme Solutions Inc., was named in a lawsuit on April 23, 2002 by a former officer and director of the Company. The lawsuit is for alleged unpaid monies in the amount of $28,555. The Company feels that this allegation is without merit and will defend this action accordingly.

The Company was named in a legal suit filed in the Supreme Court of British Columbia on September 1, 2004. The suit has been filed by three of the Companies shareholders against the Company, Pacific Ocean Resources Corporation ("Pacific Ocean") (a company owned and controlled by Don Dyer), Rene Branconnier and Sharon Branconnier. Pacific Ocean is a principal stockholder of the Company. Rene Branconnier is related to two of our directors and officers, Mr. Dean Branconnier and Mr. Chad Burback, and Sharon

Branconnier is the wife of Rene Branconnier. We have filed a Statement of Defence in response to the plaintiffs' claims. In their Statement of Claim, the plaintiffs have alleged that they provided funds to Pacific Ocean in exchange for a loan agreement and an option agreement that specified Pacific Ocean would deliver shares and warrants of the Company in full satisfaction of the loan. As specified in the loan agreement, the shares are to be delivered, which they have, and the debt has been fulfilled. The plaintiffs have alleged that they relied on certain misrepresentations made by Pacific Ocean, Mr. Branconnier and the Company in advancing funds to Pacific Ocean and are seeking a refund of amounts advanced to Pacific Ocean total $255,000 CDN. The Company was not a party to these agreements, nor did Mr. Branconnier or Mrs. Branconnier ever have any contact with any of the plaintiffs. On June 14, 2004, pursuant to a direction from Pacific Ocean, the Company issued a total of 433,333 shares that were issuable to Pacific Ocean to the plaintiffs. See Item 5. "Recent Sales of Unregistered Securities." The Company feels that the plaintiffs' allegations against it are without merit and will defend the action accordingly.

Except as described above, to the knowledge of the Company's executive management and directors, neither the Company nor its subsidiaries are party to any other legal proceeding or litigation and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation.


ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to the Company's security holders for a vote during the fiscal quarter ended September 30, 2004.

                                     PART II

ITEM 5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

MARKET  INFORMATION

The Company's common stock is traded on the Over-the-Counter Bulletin Board (the "OTC BB") under the symbol "EPEI". The Company's trading symbol was changed from "DEPI" to "EPEI" in May 2003 concurrent with the Company's change of name.

The following table sets forth, the range of high and low bid prices of the Company's common stock for the last two fiscal years of actual trading, as reported by the OTC BB:

------------------------------------------------------------
FISCAL QUARTER               HIGH ($)*             LOW ($)*

------------------------------------------------------------
1st  Quarter 2003            $     0.50            $    0.20
------------------------------------------------------------
2nd Quarter 2003             $     0.50            $    0.08
------------------------------------------------------------
3rd Quarter 2003             $     0.45            $    0.15
------------------------------------------------------------
4th Quarter 2003             $     0.55            $    0.14
------------------------------------------------------------
1st Quarter 2004             $     0.30            $    0.15
------------------------------------------------------------
2nd Quarter 2004             $     0.33            $    0.15
------------------------------------------------------------
3rd Quarter 2004             $     0.55            $    0.15
------------------------------------------------------------
4th Quarter 2004             $     0.40            $    0.16
------------------------------------------------------------

*The pricing information was provided by the OTC BB. All prices are adjusted for the 50-to-1 reverse split which occurred on May 23, 2003.

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

HOLDERS

On December 16, 2004, the Company's issued and outstanding common stock totaled 14,142,146 shares, held by approximately 50 shareholders of record and by an undetermined number of additional shareholders through nominee or street name accounts with brokers.

DIVIDENDS

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company does not currently have any compensation plans or individual compensation arrangements under which its equity securities are authorized for issuance.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

On June 25, 2004, the Company issued 34,500 shares of common stock to one of its consultants in consideration for services performed in the amount of $12,000 CDN. These shares were issued pursuant to

Regulation S promulgated under the United States Securities Act of 1933 (the "Securities Act") on the basis that the consultant was not a "U.S. Person", as defined in Regulation S.

On June 28, 2004, the Company issued 34,000 shares of common stock to another of its consultants in consideration for investor relation services provided by the consultant in the amount of $8,500 US. These shares were issued pursuant to subsection 4(2) of the Securities Act as a transaction not involving a public offering. Based upon the Company's relationship with this consultant, the Company is satisfied that the consultant possesses knowledge and experience in financial and business matters sufficient to allow him to capably evaluate the merits and risks of an investment in the Company's common stock and that he had access to sufficient information about the Company to allow him to make such an evaluation.

During the fiscal year ended September 30, 2004, the Company entered into subscription agreements with Pacific Ocean Resources Corporation ("Pacific
Ocean") for the issuance of a number of shares of common stock and share purchase warrants to be issued in consideration for the cancellation of short-term loans owed by the Company. With the exception of 433,333 shares of common stock which were issued on June 14, 2004 as described below, we have not yet issued the shares subscribed for by Pacific Ocean. The shares issued on June 14, 2004 were, and the shares and warrants still to be issued to Pacific Ocean will be, issued pursuant to Regulation S promulgated under the Securities Act of 1933 (the "Securities Act") on the basis of representations made by Pacific Ocean that it is not a "U.S. Person" as defined in Regulation S and that Pacific Ocean was not acquiring those shares for the account or benefit of a U.S. Person. The shares and warrants issued and issuable to Pacific Ocean are as follows:

(1) Also on June 23, 2004, Pacific Ocean subscribed for 10,000 units at a price of $0.125 US per unit to be issued in consideration for the cancellation of $1,250 US in short-term loans. Each unit consists of one share of common stock and two share purchase warrants, one warrant to acquire an additional share of common stock at a price of $0.35 US per share and one warrant to acquire an additional share of common stock at a price of $0.50 US per share. Both warrants expire on June 23, 2005.

(2) On June 25, 2004, Pacific Ocean subscribed for 470,000 units at a price of $0.25 CDN per unit to be issued in consideration for the cancellation of $117,000 CDN in short-term loans. Each unit consists of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $0.35 CDN per share, expiring on June 25, 2005.

(3) Also on June 23, 2004, Pacific Ocean subscribed for 905,500 units at a price of $0.25 US per unit to be issued in consideration for the cancellation of $226,375 US in short-term loans. Each unit consists of one share of common stock and two share purchase warrants, one warrant to acquire an additional share of common stock at a price of $0.35 US per share and one warrant to acquire an additional share of common stock at a price of $0.50 US per share. Both warrants expire on June 23, 2005.

(4) On September 3, 2004, Pacific Ocean subscribed for 93,000 units at a price of $0.25 per unit to be issued in consideration for the cancellation of $23,500 US in short-term loans. Each unit consists of one share of common stock and two share purchase warrants, one warrant to acquire an additional share of common stock at a price of $0.35 US per share and one warrant to acquire an additional share of common stock at a price of $0.50 US per share. Both warrants expire on September 3, 2005.

(5) Also on June 23, 2004, Pacific Ocean subscribed for 106,286 units at a price of $0.35 US per unit to be issued in consideration for the cancellation of $37,200 US in short-term loans. Each unit consists of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $0.50 US per share, expiring on June 23, 2005.
(6) On June 14, 2004, the Company issued 200,000 units at a price of $0.50 CDN per unit, in exchange for the cancellation of short-term loans in the amount of $100,000 CDN. Each unit consisted of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $0.65 CDN per share, expiring on June 14, 2005. Pacific Ocean then immediately exercised these warrants and was issued an additional 200,000 shares of common stock at a price of $0.65 CDN per share in consideration for the cancellation of an additional $130,000 CDN in short-term loans. These shares were, at the direction of Pacific Ocean, issued to two of the plaintiffs in the legal action filed against the Company on September 1, 2004. See Item 3, "Legal Proceedings".

(7) On June 15, 2004, Pacific Ocean subscribed for 217,000 units at a price of $0.50 CDN per unit to be issued in consideration for the cancellation of $108,500 CDN in short-term loans. Each unit consists of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $0.65 CDN per share, expiring on June 15, 2005. Pacific Ocean has exercised 162,000 of these warrants in consideration for the cancellation of short-term loans in the amount of $105,300 CDN. The shares issuable to Pacific Ocean as a result of exercising these warrants have not yet been issued.

(8) Also on June 15, 2004, Pacific Ocean subscribed for 244,000 units at a price of $0.50 CDN per unit to be issued in consideration for the cancellation of $122,000 CDN in short-term loans. Each unit consists of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $0.75 CDN per share, expiring on June 15, 2005.

(9) On June 23, 2004, Pacific Ocean subscribed for 17,000 units at a price of $0.50 US per unit to be issued in consideration for the cancellation of $8,500 US in short-term loans. Each unit consists of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $0.70 US per share, expiring on June 23, 2005.

(10) Also on June 14, 2004, the Company issued 33,333 units at a price of $0.75 CDN per unit in consideration for the cancellation of $25,000 CDN in short-term loans. Each unit consisted of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $1.00 CDN per share, expiring on June 14, 2005. At the direction of Pacific Ocean, these 33,333 shares of common stock were issued to the third plaintiff in the legal action filed against the Company on September 1, 2004. See Item 3, "Legal Proceedings".

(11) On June 22, 2004, Pacific Ocean subscribed for 165,999 units at a price of $0.75 CDN per unit to be issued in consideration for the cancellation of $124,500 CDN in short-term loans. Each unit consists of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $1.00 CDN per share, expiring on June 22, 2005.

On July 28, 2004, Milverton Capital Corporation ("Milverton"), a related party creditor of the Company's wholly-owned subsidiary, Duro Enzyme Solutions Inc., entered into debt assignment agreements with three separate companies
(collectively, the "Assignees"). One of the Assignees, 529473 B.C. Ltd., is related to the Company. See Item 12, "Related Transactions". On September 29, 2004, the Company issued to the Assignees 1,012,326 units at a price of $0.50 US per unit in consideration for cancellations of indebtedness totalling $506,163 US. These units were issued pursuant to Regulation S promulgated under the Securities Act on the basis that the assignees were not "U.S. Persons", as defined in Regulation S.

On August 31, 2004 a total of 68,500 shares of common stock were issued to two unrelated parties in consideration for cancellations of indebtedness totalling $17,126. These shares were issued pursuant to Regulation S promulgated under the Securities Act on the basis that the recipients of the shares were not "U.S. Persons" as defined in Regulation S.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

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

PLAN  OF  OPERATION

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

3. The Company plans to continue its development of a web-based information resource and distribution center for natural agricultural, food and gardening products. The Company expects to expend approximately $175,000 over the next twelve months to develop this business.

4. The Company plans to continue to explore various opportunities to market waste technologies through the development of computer, web-based and traditional marketing centers. The Company is at the initial stages of this activity. The Company intends to develop an on-line center that will provide information and sales for various waste technologies to market to both consumers and retailers. The Company expects to expend approximately $200,000 over the next twelve months to develop this business.

In the next twelve months the Company estimates that it will spend approximately $2,000,000 in pursuing its stated plan of operation. Of this amount approximately $475,000 will be comprised of overhead expenses and $1,525,000 will be comprised of production and development work in video game, on-line educational software, the EASI Studio, marketing of natural agricultural, food and gardening products and waste technologies. The actual expenditures will depend on whether the Company is awarded any contracts for on-line educational training and whether the Company is able to undertake the development of any video games, of which there is no assurance. The Company's requirements are expected to increase if the Company is able to enter into agreements that would enable it to pursue the development of computer entertainment games. There is no assurance that the Company will be able to obtain the necessary financing to pursue its plan of operation due to its limited cash reserves and its working capital deficit. The Company does not have any arrangements in place for any financing and there is no assurance that any arrangements for financing will be entered into.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

RESULTS  OF  OPERATIONS

SUMMARY  OF  YEAR  END  RESULTS
                                  ---------------------------------------------------------------------
                                                        Year Ended September 30
                                  ---------------------------------------------------------------------
                                                                                       Percentage
                                            2004                    2003          Increase / (Decrease)
                                  ---------------------------------------------------------------------

Revenue                           $                  --   $                  --                   N/A
Operating Expenses                $            (942,807)  $            (868,660)                  8.54%
Other Expenses                                 (141,846)               (121,722)                 16.53%
Loss on Discontinued Operations                      --                (339,480)                 (100%)
                                  ---------------------------------------------------------------------
Net Income (Loss)                 $          (1,084,653)  $          (1,329,862)               (18.44%)
                                  =====================================================================

REVENUE
-------

We do not anticipate earning revenues until such time as we have completed commercial development of planned products and businesses. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license our planned products once development is complete.

OPERATING  COSTS  AND  EXPENSES
-------------------------------

The Company incurred total operating expenses of $942,807 during the year ended September 30, 2004, which was an increase of $74,147 over operating expenses of $868,660 incurred by the Company during the year ended September 30, 2003. As a result of the discontinuation of the Company's enzyme business in 2003, $339,480 in the previous year in operating cost of the enzyme business was regrouped into discontinued operations.

An analysis of the major operating items shows the following changes:

(1) Consulting and professional fees increased to $714,081 from $673,455 the previous period as a result of the increase use and cost of legal and accounting costs during the year.

(2) Office and administration decreased marginally to $45,262 from $45,542 the previous period, as a result office savings, but the moving of offices caused onetime moving costs which offset the savings during the year.

(3) Rent, utilities and telephone decreased to $108,370 from $145,814 the previous period as a result of moving to the new office.

The Company does expect to increase costs in the next fiscal year in anticipation of the growing new business.

LIQUIDITY  AND  FINANCIAL  CONDITION

CASH FLOWS                                    ----------------------------
----------                                     YEAR ENDED    SEPTEMBER 30
                                                  2004           2003
                                              ----------------------------
Net Cash from (used in) Operating Activities  $  (941,880)  $  (1,156,081)
Net Cash from (used in) Investing Activities           --              --
Net Cash from (used in) Financing Activities    1,120,597       1,619,777
Effects of Foreign Currency Translations         (217,312)       (424,701)
                                              ----------------------------
Net Increase (decrease in Cash During Period  $   (38,595)  $      38,995
                                              ============================

                                   ---------------------------------------------------------------------
WORKING CAPITAL                                                                         PERCENTAGE
---------------                      AT SEPT. 30, 2004       AT SEPT. 30, 2003     INCREASE / (DECREASE)
                                   ---------------------------------------------------------------------
Current Assets                     $                 400   $             269,426                (99.85)%
Current Liabilities                           (2,986,512)             (3,872,312)               (22.88)%
                                   ---------------------------------------------------------------------
Working Capital Surplus (Deficit)  $          (2,986,112)  $          (3,602,886)               (17.12)%
                                   =====================================================================

The Company had cash of $400 as of September 30, 2004 compared to cash of $38,995 as of September 30, 2003. As of September 30, 2004, the Company had a net stockholders' deficit of $2,986,112, with accumulated losses during the development stage of $8,516,165 including a loss of $1,084,653 during the current year. Due to the Company's substantial working capital deficit and its current inability to generate revenues, there is no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. In addition, there can be no guarantee that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company, or at all.

No material commitments for capital expenditures were made during the year ended September 30, 2004.

On May 5, 2003, the Company agreed to terminate its license agreement with 529473 B.C. Ltd. which had granted the Company the right to use 529473 B.C. Ltd.'s proprietary stable enzyme production technology. All liabilities associated with this license were eliminated. A note payable of $2,500,000 and the accrued interest of $284,244 were forgiven and the Company has no further rights to use the technology. The recovery on the license termination has been recorded in the financial statements as additional paid in capital.

The Company owes the following amounts to related parties, as described in greater detail in Item 12 of this Annual Report on Form 10-KSB:

-----------------------------------------------------------------------------------------
CREDITOR                             AS OF SEPTEMBER 30, 2003   AS OF SEPTEMBER 30, 2004
-----------------------------------------------------------------------------------------
Brampton Holdings Ltd.               $                 554,168  $                 648,422
-----------------------------------------------------------------------------------------
Sanclair Holdings Ltd.               $                 585,458  $                 942,239
-----------------------------------------------------------------------------------------
Pacific Ocean Resources Corporation  $                 847,674  $                 343,634
-----------------------------------------------------------------------------------------
529473 B.C. Ltd.                     $                 150,790  $                 156,759
-----------------------------------------------------------------------------------------
Milverton Capital Corporation        $                 759,387  $                  38,468
-----------------------------------------------------------------------------------------
TOTAL:                               $               2,897,477  $               1,829,522
-----------------------------------------------------------------------------------------

Consulting fees of $1,066,140 were outstanding and unpaid as of September 30, 2004. Thirteen (13) of the twenty-two (22) consulting companies were owned or controlled by creditors and/or shareholders and provided consulting services, expertise, and knowledge to the Company during the period.

FINANCING  NEEDS

The Company will require additional financing in order to enable it to proceed with its plan of operation, as discussed above. The Company anticipates that it will require approximately $2,000,000 over the next twelve months to finance its stated plan of operation. These cash requirements are in excess of the Company's current cash and working capital resources. Accordingly, the Company will require additional financing in order to continue operations. The Company plans to complete equity financings through private placements of the Company's common stock in order to raise the funds necessary to enable the Company to proceed with its plan of operation. The Company has no arrangements in place for any additional financing and there is no assurance that the Company will achieve the required additional funding. There is no assurance that any party will advance additional funds to the Company in order to enable it to sustain its plan of operation.

The Company plans to utilize a combination of internally generated funds from operations and potential debt and/or equity financing to fund its longer-term growth over a period of two to five years, subject to the Company obtaining the necessary business assets to achieve this financing. The availability of future financing will depend on market conditions. The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to rapidly expand its new operations. There can be no guarantee that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company, or at all.

CRITICAL  ACCOUNTING  POLICIES

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

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of EAPI Entertainment, Inc., and its four wholly owned subsidiaries one of which (Duro Enzyme Solutions Inc. - Canada) owns five subsidiaries:

     Subsidiaries of EAPI Entertainment, Inc.
     ----------------------------------------
     EAPI Center Inc.
     Home.web  Sub.Inv
     Duro Enzyme Solutions, Inc. - Nevada, USA (name to be changed)
     Duro Enzyme Solutions, Inc. - British Columbia, Canada (name to be changed)

     Subsidiaries of Duro Enzyme Solutions Inc. - Canada
     ---------------------------------------------------
     EASI  Studios Inc.
     SuperNet Computing Inc.
     EASI Games Inc.
     EASI Education Inc.
     EASI Movies, Music Television and Video Inc.

All material inter-company transactions have been eliminated.

RECLASSIFICATION

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on the previously issued financial statements of the Company.

RISK  FACTORS

Shareholders and prospective purchasers of the Company's Common Stock should carefully consider the following risk factors in addition to the other information appearing in this Annual Report on Form 10-KSB.

THE COMPANY MAY NOT BE ABLE TO CONTINUE OUR BUSINESS AS A GOING CONCERN

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

THE  COMPANY  REQUIRES  ADDITIONAL  FINANCING  IN  ORDER  TO  PURSUE ITS PLAN OF
OPERATION

The Company's plan of operation will require an estimated $2,000,000 to be spent over the next 12 months. The Company's current operating funds are insufficient to complete its plan of operation without additional financing. The Company had no cash and a working capital deficit of $2,986,112 as of September 30, 2004. Due to the Company's substantial working capital deficit, the amount of financing required to pursue its plan of operation and the Company's current inability to generate revenues, the Company will require substantial financing in order to pursue its plan of operation. In addition, there is no assurance that the Company's actual cash requirements will not exceed its estimates. If the actual cost of developing the Company's proposed video game and educational software products is greater than expected, then the Company's ability to complete its plan of operation may be adversely affected. If the Company is unable to acquire sufficient financing on terms acceptable to it, the Company's operations could be severely limited and the Company may not be able to implement its plan of operation.

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

THE COMPANY MAY NOT MEET ITS PRODUCT DEVELOPMENT SCHEDULES OR COMPLETE DEVELOPMENT OF ITS PRODUCTS.

Even if sufficient financing is obtained, there is no assurance that the Company will be able to successfully develop any video game products, its on-line educational software program or its planned natural food and gardening business and waste technologies business. Even if the Company is successful in developing any or all of its planned products, there is no assurance that the Company will be able to deliver such products at a reasonable cost. Failure to meet anticipated development schedules may cause a shortfall in the Company's anticipated revenue and profitability and cause the Company's operating results to be materially different from expectations. If the platforms for which the Company is developing products are not released when anticipated or do not attain wide market acceptance, the Company's business could be materially harmed.

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

LIMITED  EXPERIENCE  OF  MANAGEMENT

The Company's officers and directors have limited experience in the area of natural food and gardening products. There is no assurance that the Company has or will be able to acquire the skills and experience necessary to enable the Company's business in this area to be profitable.

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

ITEM 7.   FINANCIAL  STATEMENTS.

The following audited financial statements of the Company are included with this Annual Report on Form 10-KSB:

Independent Auditor's Report of Weinberg & Company . . . . . . . . . . . . . . . . . . . . . .  F-1

Consolidated Balance Sheets as at September 30, 2004 and 2003 . . . . . . . . . . . . . . . . . F-2

Consolidated Statements of Operations and other Comprehensive Income for the years ended . . .  F-3
September 30, 2004 and 2003

Consolidated Statements of Stockholders Equity for the years ended September 30, 2004 and 2003  F-4

Consolidated Statement of Cash Flow for the years ended September 30, 2004 and 2003 . . . . . . F-5

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
EAPI Entertainment, Inc.
Burnaby, British Columbia

We have audited the accompanying consolidated balance sheets of EAPI Entertainment, Inc. and Subsidiaries (formerly Duro Enzyme Products, Inc.) (the "Company"), as of September 30, 2004 and 2003 and the related consolidated statements of operations and other comprehensive loss, shareholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of EAPI Entertainment, Inc. and Subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company had a net loss of $1,084,653 and a negative cash flow from operations of $941,880 for the year ended September 30, 2004, and has a working capital deficiency of $2,986,112 and a shareholders' deficiency of $2,986,112 as of September 30, 2004 that raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 8. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
January 5, 2005

                             EAPI ENTERTAINMENT, INC.
                   (FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2004 and 2003

ASSETS
                                                                2004          2003
                                                            ------------  ------------
Current assets
  Cash                                                      $       400   $    38,995
  Non-trade receivable                                                -       185,443
  Prepaid expenses                                                    -        44,988
                                                            ------------  ------------
    Total current assets                                            400       269,426
                                                            ------------  ------------

TOTAL ASSETS                                                $       400   $   269,426
                                                            ============  ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
  Cash overdraft                                            $     7,991   $         -
  Accounts and fees payable                                     280,580       367,794
  Payable and fees to related parties                         1,558,714     2,104,779
  Short term notes to related parties                         1,139,227     1,399,739
                                                            ------------  ------------
    Total current liabilities                                 2,986,512     3,872,312

Deferred rent                                                         -        18,055
                                                            ------------  ------------

TOTAL LIABILITIES                                             2,986,512     3,890,367
                                                            ------------  ------------

Shareholders' deficiency
  Preferred stock, 40,000,000 shares authorized $.001
    par value, 0 shares outstanding                                   -             -
  Common stock, 500,000,000 authorized, $.001 par
    value, 14,142,146 and 13,155,560 outstanding, respectively   14,143        13,156
  Paid in capital                                             5,495,932     5,293,014
  Common stock to be issued                                   1,732,889             -
  Deficit                                                    (9,587,063)   (8,502,410)
  Accumulated other comprehensive loss                         (642,013)     (424,701)
                                                            ------------  ------------
    Total shareholders' deficiency                           (2,986,112)   (3,620,941)
                                                            ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY              $       400   $   269,426
                                                            ============  ============

The accompanying notes are an integral part of the consolidated financial statements

                    EAPI ENTERTAINMENT, INC.
          (FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
            CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    OTHER COMPREHENSIVE LOSS
         For the years ended September 3, 2004 and 2003

                                               2004          2003
                                           --------------------------

Revenue                                    $         -   $         -
                                           ------------  ------------

Expenses
  Consulting and professional fees             714,081       673,455
  Rent, utilities and telephone                108,370       145,814
  Business taxes                                70,898             -
  Office and administration                     45,262        42,542
  Investor communication                         4,010         4,754
  Travel, meals and entertainment                  186         2,095
                                           ------------  ------------
    Total expenses                             942,807       868,660
                                           ------------  ------------

  Loss from operations                        (942,807)     (868,660)
                                           ------------  ------------

Other expenses
  Interest                                    (141,361)     (121,722)
  Loss on unauthorized share issuances            (485)            -
                                           ------------  ------------
    Total other expenses                      (141,846)     (121,722)
                                           ------------  ------------

  Loss before discontinued operations       (1,084,653)     (990,382)
    Loss on discontinued operations                  -      (339,480)
                                           ------------  ------------
Net loss                                   $(1,084,653)  $(1,329,862)
                                           ============  ============

Loss per share of common stock
  From continuing operations               $     (0.08)  $     (0.08)
  From discontinued operations                       -         (0.02)
                                           ------------  ------------
Net loss per share of common stock         $     (0.08)  $     (0.10)
                                           ============  ============

Basic & Diluted weighted average of
  shares outstanding                        13,773,350    13,155,560
                                           ============  ============


Comprehensive loss

  Foreign currency translation adjustment  $  (217,312)  $  (424,701)
                                           ------------  ------------

  Other comprehensive loss                    (217,312)     (424,701)
  Net loss                                  (1,084,653)   (1,329,862)
                                           ------------  ------------

Comprehensive loss                         $(1,301,965)  $(1,754,563)
                                           ============  ============

The accompanying notes are an integral part of the consolidated financial statements

                                                                                                  Accumulated
                                    Common stock                                                     Other
                               ---------------------   Paid in     Common Stock                  Comprehensive
                                 Shares      Amount    Capital     to be issued     Deficit          Loss           Total
                               -----------  ---------------------------------------------------------------------------------
Balance
  September 30, 2002           14,355,560   $14,356   $4,445,070  $           -   $(7,172,548)  $            -   $(2,713,122)

Disposal of business           (1,200,000)   (1,200)       1,200              -             -                -             -

Foreign currency translation
 adjustment                             -         -            -              -             -         (424,701)     (424,701)

Gain on cancellation of debt
 from related party                     -         -      846,744              -             -                -       846,744

Net loss for the year
 ended September 30, 2003               -         -            -              -    (1,329,862)               -    (1,329,862)
                               -----------  --------  ----------  --------------  ------------  ---------------  ------------
                               13,155,560    13,156    5,293,014              -    (8,502,410)        (424,701)   (3,620,941)

Stock subscriptions issued in
exchange for short-term debt            -         -            -      1,919,183             -                -     1,919,183

Stock issued on subscriptions     433,333       433      185,861       (186,294)            -                -             -

Stock issued in exchange
 for consulting fees               68,500        69       17,057              -             -                -        17,126

Unauthorized shares issued by
previous transfer agent           484,753       485            -              -             -                -           485

Foreign currency translation
 adjustment                             -         -            -              -             -         (217,312)     (217,312)

Net loss for the year
 ended September 30, 2004               -         -            -              -    (1,084,653)               -    (1,084,653)
                               -----------  --------  ----------  --------------  ------------  ---------------  ------------
                               14,142,146   $14,143   $5,495,932  $   1,732,889   $(9,587,063)  $     (642,013)  $(2,986,112)
                               ===========  ========  ==========  ==============  ============  ===============  ============

The accompanying notes are an integral part of the consolidated financial statements

                                                           2004          2003
                                                       ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $(1,084,653)  $(1,329,862)

Adjustments to reconcile net loss to net cash
  Used in operating activities:
    Depreciation                                                 -        62,500
    Stock issued for services                               17,126             -
    Loss on unauthorized share issuances                       485             -
    Deferred rent                                          (18,055)       18,055
    (Increase) decrease in non-trade receivables           185,443       (83,280)
    (Increase) decrease in prepaid expenses                 44,988       (44,988)
    Increase in assets to be disposed                            -       (12,777)
    Increase (decrease) in accounts and fees payable       (87,214)      234,271

                                                       ------------  ------------

NET CASH USED IN OPERATING
  ACTIVITIES                                              (941,880)   (1,156,081)
                                                       ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Increase (decrease) in cash overdraft                      7,991        (1,262)
  Long term debt accrued interest recovery                       -        31,506
  Increase in payables and fees to related parties         466,261       723,480
  Proceeds of short term notes from related parties        770,472     1,218,747
  Repayments of short term notes from related parties     (124,127)     (352,694)
                                                       ------------  ------------

NET CASH GENERATED FROM FINANCING ACTIVITIES             1,120,597     1,619,777
                                                       ------------  ------------

EFFECT OF FOREIGN CURRENCY TRANSLATION                    (217,312)     (424,701)
                                                       ------------  ------------

INCREASE (DECREASE) IN CASH                                (38,595)       38,995

Cash at the beginning of the period                         38,995             -
                                                       ------------  ------------

CASH AT THE END OF THE PERIOD                          $       400   $    38,995
                                                       ============  ============

SUPPLEMENTAL DISCLOSURES
  Noncash Investing and Financing Activities
    Stock subscriptions issued in exchange for
      short term notes from related parties            $   906,857   $         -
    Stock subscriptions issued in exchange for
      payables and fees from related parties             1,012,326             -
                                                       ------------  ------------
                                                       $ 1,919,183   $         -
                                                       ============  ============

The accompanying notes are an integral part of the consolidated financial statements

                            EAPI ENTERTAINMENT, INC.
                 (FORMERLY - DURO ENZYME PRODUCTS, INCORPORATED)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE 1:     SIGNIFICANT ACCOUNTING POLICIES
            -------------------------------

Nature  of  business
--------------------

     EAPI Entertainment, Inc. (The "Company") was incorporated under the laws of the State of Nevada on September 15, 1995.

     The Company's current activities, which began in the second quarter of 2003, include developing business for the electronic entertainment industry, education, and marketing of natural agricultural, food, gardening products and waste technologies. The Company is seeking to acquire revenue generating businesses or projects with long term potential that will enable the Company to generate revenues to fund the current business plan in the electronic entertainment, education, and the marketing of natural agricultural food and gardening products.

Name  change
------------

     On May 9, 2003, the Company filed to have its name changed to EAPI Entertainment, Inc., which became effective on May 27, 2003.

Principles  of  consolidation
-----------------------------

     The consolidated financial statements include the accounts of EAPI Entertainment, Inc. and its four wholly owned subsidiaries, one of which (Duro Enzyme Solutions Inc. -Canada) owns five subsidiaries:

     EAPI  Center  Inc.
     Home.web  Sub.Inv
     Duro Enzyme Solutions, Inc. - Nevada, USA (name to be changed) Duro Enzyme Solutions, Inc. - British Columbia, Canada (name to be changed)

        EASI Studios Inc.
        SuperNet Computing Inc.
        EASI Games Inc.
        EASI Education Inc.
        EASI Movies, Music Television and Video Inc.

     Collectively, the companies are known as the "Company".

     All material intercompany transactions have been eliminated.

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

Fair  value  of  financial  instruments
---------------------------------------

     The carrying amount of the Company's financial instruments, including cash, cash overdraft, nontrade receivable, accounts payable, related party payables and notes and loans payable approximate fair value due to the relative short period to maturity for these instruments.

Per  share  data
----------------

     (Loss) per common share for the years ended September 30, 2004 and 2003 is computed based on the weighted average common stock and diluted common stock equivalents outstanding during the period as defined by Statement of Financial Accounting Standards, No. 128, "Earnings Per Share". For the years ended September 30, 2004 and 2003, common stock equivalents are not considered in the calculation of diluted loss per share, as the effect would have been anti-dilutive.

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

Comprehensive  income  (loss)
-----------------------------

     The foreign currency translation gains (losses) resulting from the translation of the financial statements of the Company's subsidiaries expressed in Canadian dollars to United States dollars are reported as Comprehensive income (loss) in the consolidated statements of operations and other comprehensive loss and as Accumulated other comprehensive loss in the consolidated balance sheets and the consolidated statement of shareholders' deficiency.

Foreign  currency
-----------------

     The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Duro Enzyme Solutions Inc. -
     Canada and its five subsidiaries, as well as EAPI Center Inc., is the Canadian dollar. The financial statements for all of these entities are then translated into United States dollars from Canadian dollars at year-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

     Foreign currency transaction gains or losses from transactions denominated in currencies other than the Canadian dollar are recognized in net income in the period the gain or loss occurs. During 2004 and 2003, foreign currency translation losses of $217,312 and $424,701, respectively, are included in the accompanying consolidated statements of operations and other comprehensive loss.

Recent  accounting  pronouncements
----------------------------------

     The following accounting pronouncements will have no effect on the financial statements of the Company.

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

     Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003

     Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

     The implementation of the provisions of Interpretation No. 46 is not expected to have a significant effect on the Company's consolidated financial statement presentation or disclosure.

Reclassification
----------------

     Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on the previously issued financial statements of the Company.

NOTE  2:     ACQUISITION  AND  DISPOSITION
             -----------------------------

     On May 29, 2002, the Company acquired all of the outstanding shares of a private company, Bruden Steaming and Vac Truck Services Ltd. ("Bruden") in exchange for 1,200,000 shares of its common stock. The value of the 1,200,000 common shares issued by the Company to acquire Bruden was determined based on the average market price of EAPI's common shares over a 2-day period before and after the date of the acquisition. On September 27, 2002, the Board of Directors of the Company agreed to review the purchase and the financial statements of Bruden. On December 23, 2002, management agreed to dispose of Bruden and on January 6, 2003, an agreement was signed whereby all the outstanding shares of Bruden were disposed of in exchange for the return of 1,200,000 common shares of the Company. The results of Bruden's operations in the period have been included in the consolidated financial statements as discontinued operations.

     The gain from discontinued operations of Bruden during the year ended September 30, 2003 totalled $12,777.

     On May 5, 2003, the Company agreed to terminate a license agreement it had acquired from a related party in September 2000. In December 2002, all research ceased and the Company was assessing if it should continue with the technology licensed. The Company decided that they no longer wished to pursue this technology and entered into negotiation to terminate the license. This was concluded with an agreement on May 5, 2003 and all liabilities associated with the license were eliminated which resulted in a gain on cancellation of debt from a related party that is included in the consolidated statement of shareholders' deficiency for the year ended September 30, 2003.

     The loss from discontinued operations as a result of the license termination at September 30, 2003 totalled $352,257.


NOTE 3:     RELATED  PARTY  TRANSACTIONS
            ----------------------------

     A total of $466,261 and $376,616 was incurred and accrued in consultant services to related parties for the year ending September 30, 2004 and 2003, respectively. The total outstanding and unpaid at September 30, 2004 and 2003, respectively, is $1,066,140 and $614,576. Thirteen companies, which are owned or controlled by shareholders or creditors of the Company, have provided services and expertise to the Company during the years ended September 30, 2004 and 2003.

     During the year ending September 30, 2003, the Company entered into research and development service agreements with a company owned by a creditor of the Company. The agreement was canceled in December 2002. This agreement retained the creditor's company's expertise and services for research, development, design, and related consultations. No research and development services were provided during the year ended September 30, 2004. The long-term debt owed has been canceled but was owed to the creditor, however the amount is now $Nil. At September 30, 2003 the amount owed was $Nil (See
     Note  2).

     Short-term loans of $770,472 were advanced to the Company by five shareholders during the year ending September 30, 2004. The interest rate for the notes is 10%. Total repayments of these short-term notes was $124,127 and $352,694 in the period ended September 30, 2004 and 2003, respectively. The funds were used for operating capital.

     During the year ended September 30, 2004, the Board of Directors approved the conversion of $906,857 of short-term loans into stock subscription agreements to a related party. On June 15, 2004, 433,333 common shares were issued by the Company with a fair value of $186,294.

     As of September 30, 2004 the Company owed $492,574 to related parties for terminated lease agreements, which are recorded as payables to related parties on the consolidated balance sheets (See Note 7).

     The Company had accrued fees of $742,664 through the fiscal year ended September 30, 2003 for a 36-month technology, operations, maintenance, research & development, engineering and training consulting contract with a company owned by shareholders. On December 13, 2002, the contract was canceled. On July 28, 2004, three companies owned by three separate creditors who are shareholders of the Company entered into debt assignment agreements with a creditor of the Company who was owed a total of $1,012,326. On September 29, 2004, the Board of Directors approved three subscription agreements totaling $1,012,326 to convert this assigned debt into common stock.

     The Company obtained a new location and a new five-year lease beginning on July 1, 2004. The lease is with a Company owned by the President (See Note
     7).


NOTE 4:     INCOME  TAXES
            -------------

     The long term deferred tax benefit for income taxes from the loss of operations from the year ended September 30, 2004 consists of the following component: long term deferred tax benefit of $60,782 for the fiscal year ending September 30, 2004 and an accumulated long term tax benefit of $1,009,743 from all net operating losses. The Company provides a $1,009,743 a valuation allowance recorded against the deferred tax asset resulting from net operating losses. The effective tax rate used in the computation of the deferred tax benefit is 34%. The net operating loss carry-forward will expire in various years beginning in 2013.

     The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized.

     No provision is being made for state income tax for the years ending September 30, 2004 and 2003 since all operations are in Canada. In years prior to 2003, the operations were in California and California Franchise taxes were applicable.


NOTE 5:     COMMON  STOCK
            -------------

     On May 9, 2003, the Company filed to have a share rollback of 50 to 1 and an amendment to the articles of incorporation to decrease the authorized share capital to 500,000,000 common shares. This 50 to 1 rollback was approved and on May 27, 2003 it was effective.

     All share and per share amounts have been restated to give effect to the forward and reverse stock splits that took place in 2003 and 2002.

     During fiscal 2004, the Board of Directors approved the conversion of $906,857 of short-term loans into common stock subscription agreements to a related party. On June 15, 2004, 433,333 common shares were issued by the Company with a value of $186,294.

     On July 28, 2004, three companies owned by three separate creditors who are also shareholders of the Company, entered into debt assignment agreements with a creditor of the Company who was owed a total of $1,012,326. On
     September 29, 2004, the Board of Directors approved three subscription agreements totaling $1,012,326 to convert the debt assigned to the shareholder/creditors into common stock.

     In connection with the common stock subscription agreements, the Company issued warrants to purchase 5,133,270 shares of common stock. All of the warrants remain unexercised at September 30, 2004 and are available to be exercised until June and September 2005. The fair value of the warrants at the time of issuance was immaterial based upon the Company's calculations using the Black Scholes model.

               Exercise Price                 Warrants Issued
               --------------                 ---------------
               CDN  $0.35                             470,000
               CDN  $0.65                              55,000
               CDN  $0.75                             244,000
               CDN  $1.00                             199,332
               US  $0.35                            1,008,500
               US  $0.50                            1,114,786
               US  $0.70                            2,041,652
                                                    ---------
               Total                                5,133,270
                                                    =========

     On August 31, 2004, a total of 68,500 common shares were issued to two unrelated parties for consulting services totaling $17,126.

     In September 2004, the Company recorded an additional 484,753 shares of common stock as issued and outstanding due to unauthorized issuances of common stock by its former stock transfer agent. A loss on unauthorized issuances of common shares, of $485 par value, was recorded in conjunction with the recording of these additional shares.


NOTE 6:     EARNINGS  (LOSS)  PER  SHARE
            ----------------------------

     Basic and diluted loss per share is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share does not reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock because the effect would be anti-dilutive. The following reconciles amounts reported in the financial statements.

                                              For the Year Ended 2003
                                      ----------------------------------------
                                        Income         Shares       Per-Share
                                      (Numerator)   (Denominator)    Amount
                                      ------------  -------------  -----------
Loss from continuing operations
before discontinued operations
available to common stockholders
loss per share                        $  (990,382)     13,155,560  $    (0.08)
                                      ============  =============  ===========

Loss from discontinued operations
available to common stockholders
loss per share                        $  (339,480)     13,155,560  $    (0.02)
                                      ============  =============  ===========

Net loss
available to common stockholders
basic and diluted earnings per share  $(1,329,862)     13,155,560  $    (0.10)
                                      ============  =============  ===========


                                              For the Year Ended 2004
                                      ----------------------------------------
                                         Income        Shares       Per-Share
                                      (Numerator)   (Denominator)    Amount
                                      ------------  -------------  -----------
Net loss
available to common stockholders
basic and diluted earnings per share  $(1,084,653)     13,773,350  $    (0.08)
                                      ============  =============  ===========

NOTE 7:     LEASES
            ------

     On December 1, 2002, the Company entered into a three-year lease for the main office space. On April 2, 2004, the Company agreed with the landlord to terminate the lease as of May 30, 2004.

     On July 1, 2004 the Company entered into a five-year lease for office space and furnishings. The lease is with a Company owned by the president (See
     Note  3).

     Future minimum annual lease payments are due as follows:

                    Year              Amount
                    -----            --------

                    2005             $ 24,522
                    2006               20,770
                    2007               21,242
                    2008               22,658
                    2009               16,993
                                     --------

                    Total            $106,185
                                     ========

     Total rent expense for the year ended September 30, 2004 and 2003 was $72,875 and $102,349, respectively.


NOTE 8:     GOING  CONCERN
            --------------

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $1,084,653 and a negative cash flow from operations of $941,880 for the year ended September 30, 2004, and has a working capital deficiency of $2,986,112 and a shareholders' deficiency of $2,986,112 as of September 30, 2004 that raise substantial doubt about its ability to continue as a going concern.

     The Company plans to acquire new businesses and raise funds through debt issuance or through the generation of revenue and achieving profitable operations. It will also continue to pursue acquisitions and joint ventures, to strengthen both its balance sheet and cash flow.

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

NOTE 9:     CONTINGENCIES
            -------------

     During 2001, a lawsuit was filed against the Company for the unauthorized use of confidential information and trade secrets. During 2004, all actions of the lawsuit were dismissed against the Company and its officers and directors. The Company had not experienced any liability as a result of this lawsuit and had not recorded a related accrual.

     The Company was named in a legal suit filed in the Supreme Court of British Columbia on September 1, 2004. The suit has been filed against the Company by three shareholders. The shareholders are claiming that their common shares were not delivered to them in a timely manner and have sought a refund of the advanced funds in the amount of $255,000. The Company has delivered the shares as required by the agreements and feels that this allegation is without merit and will defend this action accordingly.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 19, 2003, Hawkins Accounting, ("Hawkins") resigned as the Company's independent accountants. Hawkins resigned because it chose not to register with the Public Company Accounting Oversight Board for the purpose of issuing reports on public companies. On December 22, 2003 the Company's Board of Directors decided to engage Weinberg & Company, PA to serve as its independent accountants and approved the change of independent accountants. The reports of Hawkins on the Company's consolidated financial statements for the past two fiscal years contained no adverse opinion or disclaimers of opinion, and were not qualified or modified as to audit scope or accounting principles.

During the Company's two most recent fiscal years, the Company had no disagreements with Hawkins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hawkins, would have caused Hawkins to make reference to the subject matter of the disagreement in connection with its reports on the Company's financial statements for such years and interim periods. The Company reported the change in accountants on Form 8-K filed with the SEC on December 24, 2003 and as amended on Form 8-K/A filed with the SEC on February 18, 2004. The Form 8-K contained a letter from Hawkins, addressed to the SEC, stating that it agreed with the statements concerning the resignation of Hawkins in such Form 8-K.


ITEM 8A.  CONTROLS  AND  PROCEDURES.

(A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that our disclosure control objectives are achieved. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, in fact, effective at providing this reasonable level of assurance as of the period covered.

(B)  CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer have determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.


ITEM 8B.  OTHER  INFORMATION.

Except as set out below, all information required to be disclosed in a Report on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2004 was disclosed by the filing of such reports.

UNREGISTERED  SALES  OF  EQUITY  SECURITIES
-------------------------------------------

See Item 5. "Recent Sales of Unregistered Securities".

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following information sets forth the names of the Company's officers and directors, their present positions with the Company, and their biographical information:

NAME              AGE  POSITION
----------------  ---  --------

Peter Gardner      45  Chief Executive Officer, President and Director

Dean Branconnier   37  Chief Financial Officer, Treasurer and Director

Chad Burback       29  Secretary and Director


PETER GARDNER - PRESIDENT AND DIRECTOR
--------------------------------------

Mr. Gardner was appointed as Chief Executive Officer, President and a Director on November 3, 2003. Mr. Gardner has over 22 years of experience in the computer software industry and is an expert in software development and design.

From 1981 to 1985 Mr. Gardner was involved in software design and development. In 1985 Mr. Gardner led a design team in the development of a student database management and reporting software system. Mr. Gardner created a software engine that generated reports based on the individual needs of the user. The resulting software improved the school's reporting system.

From 1986 to 1988 Mr. Gardner built and operated MindMeld Software ("MindMeld"), a computer game company based in Vancouver, B.C. During this time, he developed software engines to accommodate the needs of his business and to generate entertainment software programs for the Apple II, the Commodore 64, and the early IBM Personal Computer. In 1988 MindMeld was acquired by Distinctive Software, a game development company based in Burnaby, British Columbia. Mr. Gardner retained ownership of his software engine technology following the acquisition.

From 1988 until 1991, Mr. Gardner restructured Distinctive Software and focused on developing its corporate strategy. In 1991, Distinctive Software was acquired by Electronic Arts Inc., and its name was changed to Electronic Arts Canada Inc. Mr. Gardner continued to work at Electronic Arts Canada from 1991 to 1994.

From 1994 to 2002 Mr. Gardner assisted various game development companies in developing their corporate strategy, their game development, and negotiating development contracts.

In addition to this, Mr. Gardner created the core design of a major multiplayer on-line game and initiated the development of other related engine technology.

MR. DEAN BRANCONNIER - CHIEF FINANCIAL OFFICER, TREASURER AND DIRECTOR

Mr. Branconnier has been the Company's Treasurer and a Director since September 2000. Mr. Branconnier was appointed as Chief Financial Officer of the Company on October 29, 2003. Since joining the Company, Mr. Branconnier has assisted with the organization and development of the Company. Prior to joining the Company, Mr. Branconnier was Plant Manager for Richmond Bio Conversion Inc. in Richmond, British Columbia, Canada (1998-2000) and for Hamilton Bio Conversion Inc. in Hamilton, Ontario, Canada (1995-1998). As Plant Manager, Mr. Branconnier had the following duties and responsibilities: assist with project schedules and construction contracts; plant operations and start up; maintain a daily log of all plant events and manage daily operations; oversee all office administration; manage expenditures; ensure compliance with permits; conduct performance reviews of employees; ensure plant safety and security; and staff the plants. Mr.
Branconnier  is  a  first  cousin  of  Mr.  Chad  Burback.

MR.  CHAD  BURBACK  -  SECRETARY  AND  DIRECTOR

Mr. Burback has been the Company's Secretary and a Director since September 2000. Since joining the Company, Mr. Burback has assisted with the organization and development of the Company. Mr. Burback was Plant Manager for Hamilton Bio Conversion Inc. in Hamilton, Ontario, Canada (1998-2001). From 1995 to 1998, Mr. Burback was the Plant Manager for Brampton Bio Conversion Inc., a depackaging and recycling facility in Brampton, Ontario, Canada. As Plant Manager for each facility, Mr. Burback was responsible for the expansion of the facilities and had the following duties and responsibilities: assist with project schedules and construction contracts; operations control and management; maintain a daily log of all plant events; oversee all office administration; manage expenditures; ensure compliance with permits; conduct performance reviews of employees; ensure plant safety and security; and staff the plants. Mr.
Burback  is  a  first  cousin  of  Mr.  Dean  Branconnier.

COMMITTEES OF THE BOARD OF DIRECTORS

We are not a listed issuer and, under the rules of the OTC BB, our Board of Directors is not required to maintain a separately designated standing audit committee. As such, pursuant to section 3(a)(58)(B) of the Exchange Act, our entire Board of Directors acts as our audit committee.

The Company presently does not have a separately designated compensation committee, nominating committee, executive committee, stock plan committee or any other committees.

TERMS  OF  OFFICE

The Company's directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of the Company's common stock or until removed from office in accordance with the Company's by-laws. The Company's officers are appointed by its Board of Directors and hold office until removed by the Company's Board of Directors.

AUDIT  COMMITTEE  FINANCIAL  EXPERT

The Company's Board of Directors has determined that none of its members qualifies as an "audit committee financial expert", as defined under Item 401(e) of Regulation S-B. The Company believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of the Company's start-up operations, the Company believes the services of a financial expert are not warranted.

CODE  OF  ETHICS

We have adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics", as defined by the applicable rules of the SEC. A copy of our Code of Ethics is attached as an exhibit to this Annual Report on Form 10-KSB. We do not currently maintain a corporate Internet website. In the event that we do maintain and operate such a website, we will post the text of our Code of Ethics on that website. Copies of our Code of Ethics may be obtained, without charge, upon request at:

                            EAPI Entertainment, Inc.
                      Attention:  Peter Gardner, President
                         204 - 3970 East Hastings Street
                            Burnaby, British Columbia
                                 Canada  V6C 6C1

                              Tel:  (604) 419-0430

If we make any amendments or grant any waivers from a provision of our Code of Ethics to our President, Chief Executive Officer, Treasurer or Chief Financial Officer, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a report on Form 8-K.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended September 30, 2004, all such filing requirements applicable to our officers, directors and greater than 10% stockholders were complied with.


ITEM 10.  EXECUTIVE  COMPENSATION.

The following table sets forth certain compensation information as to the following individuals (the "named executive officers"):

(i)       Mr. Peter Gardener, our chief executive officer;
(ii)      Mr. Dean Branconnier, our chief financial officer;
(iii) Mr. Perry Smith, our former chief executive officer who resigned subsequent to the previous fiscal year ended September 30, 2003.

None of our executive officers earned more than $100,000 during our most recently completed fiscal year. Accordingly, we have not included any compensation information for any of our executive officers, other than our current chief executive officer, our chief financial officer and our former chief executive officer.

The following table sets forth certain information as to the Company's named executive officers for each of the Company's fiscal year ended September 30, 2004, 2003 and 2002. No other compensation was paid to any such named executive officers other than the compensation set forth below.

                                  SUMMARY COMPENSATION TABLE

                                 Annual Compensation                Long Term Compensation
                                                                         Awards           Payouts
                                                                ------------------------------------
Name                                                 Other      Restricted   Securities
And                                                  Annual       Stock      Underlying     LTIP    All Other
Principal                                  Bonus     Compen-     Award(s)     Options/    Payouts    Compen-
Position               Year  Salary ($)     ($)      sation ($)      ($)      SARs (#)      ($)     sation ($)
--------------------------------------------------------------------------------------------------------------
Perry Smith            2004         Nil   N/A       Nil         N/A          N/A          N/A          Nil
(former President      2003         Nil   N/A       Nil         N/A          N/A          N/A          Nil
and Chief Executive    2002  $ 30,519(1)  N/A       Nil         N/A          N/A          N/A          Nil
Officer)
--------------------------------------------------------------------------------------------------------------
Dean Branconnier       2004    36,224(1)  N/A       N/A         N/A          N/A          N/A          Nil
(Treasurer)            2003    14,816(1)  N/A                   N/A          N/A          N/A          Nil
                       2002         Nil   N/A                   N/A          N/A          N/A          Nil

--------------------------------------------------------------------------------------------------------------
Peter Gardner          2004   13,584 (1)  N/A       N/A         N/A          N/A          N/A          Nil
(President and Chief   2003   48,152 (1)
Executive Officer)
--------------------------------------------------------------------------------------------------------------

(1)  Represents accrued but unpaid consulting fees to September 30, 2004.

COMPENSATION OF DIRECTORS

Directors are not compensated for their service as directors. All directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as a director of the Company.

EMPLOYMENT CONTRACTS

The Company pays Mr. Gardener a consulting fee of $3,000 CDN per month (equal to approximately $2,264 per month beginning in April 2004) in consideration for Mr. Gardener acting as Chief Executive Officer and President of the Company. The Company pays Mr. Dean Branconnier a consulting fee of $4,000 CDN per month (equal to approximately $3,080 per month) in consideration for Mr. Branconnier acting as Chief Financial Officer and Treasurer of the Company. The Company does not compensate Mr. Burback for acting as the Secretary of the Company. The Company is not party to any written consulting agreements with either Mr. Gardener, Mr. Branconnier or Mr. Burback. The Company may in the future execute additional written consulting agreements with the consulting companies owned by its executive officers and consultants.


ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT.

The following table sets forth as of January 7, 2005 certain information known to the Company regarding the beneficial ownership of the Company's common stock, and as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares; (iii) all executive officers and directors as a group; and (ii) each shareholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

------------------------------------------------------------------------------------------
                                                          NUMBER OF            PERCENTAGE
                   NAME AND ADDRESS                       SHARES OF            OF COMMON
TITLE OF CLASS   OF BENEFICIAL OWNER                     COMMON STOCK           STOCK(1)
------------------------------------------------------------------------------------------

DIRECTORS AND OFFICERS

------------------------------------------------------------------------------------------
Common Stock     Peter Gardener                                         NIL          0.0%
                 Chief Executive Officer,
                 President and a Director
                 204 - 3970 East Hastings Street,
                 Burnaby, BC V5C 6C1

------------------------------------------------------------------------------------------
Common Stock     Dean Branconnier,                         1,040,000 Shares          7.4%
                 Chief Financial Officer,
                 Treasurer and a Director
                 204 - 3970 East Hastings Street,
                 Burnaby, BC V5C 6C1

------------------------------------------------------------------------------------------
Common Stock     Chad Burback                              1,040,000 Shares          7.4%
                 Secretary and Director
                 204 - 3970 East Hastings Street,
                 Burnaby, BC V5C 6C1

------------------------------------------------------------------------------------------
Common Stock     All Officers and Directors as a Group     2,080,000 Shares         14.8%
                 (3 persons)
------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------
                                                          NUMBER OF            PERCENTAGE
                   NAME AND ADDRESS                       SHARES OF            OF COMMON
TITLE OF CLASS   OF BENEFICIAL OWNER                     COMMON STOCK           STOCK(1)
------------------------------------------------------------------------------------------

5% BENEFICIAL  SHAREHOLDER

------------------------------------------------------------------------------------------
Common Stock     Terri and Lyle Veillet                    1,250,000 Shares          8.8%
                 18510 - 54th Avenue,
                 Surrey, BC V3S 8H9

------------------------------------------------------------------------------------------
Common Stock     Shane & Josie Branconnier                 1,250,000 Shares          8.8%
                 24610 - 87th Avenue,
                 Fort Langley, BC V1M 2R3

------------------------------------------------------------------------------------------
Common Stock     Pacific Ocean Resources Corporation     5,499,403 Shares(2)     31.9%(2)
                 4320 River Road Richmond, BC
                 V7C 1A2
------------------------------------------------------------------------------------------

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of January 7, 2005, there were 14,142,146 shares of the Company's common stock issued and outstanding.

(2) Includes 2,390,785 shares of common stock and warrants to acquire an additional 3,108,618 shares of common stock. These shares and warrants are issuable pursuant to a number of subscription agreements between the Company and Pacific Ocean Resources Corporation. See Item 5. "Recent Sales of Unregistered Securities". The percentage ownership has been calculated assuming the exercise of all warrants held by Pacific Ocean Resources Corporation.

================================================================================

CHANGE IN CONTROL

The Company is not aware of any arrangement that might result in a change in control in the future.


ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

529473  B.C.  LTD.

529473 B.C. Ltd. is a private company owned by Mr. Rene Branconnier. Mr. Rene Branconnier is the uncle of our Chief Financial Officer and Treasurer, Mr. Dean Branconnier, and our Secretary, Mr. Chad Burback.

529473 B.C. Ltd. is the owner of the stable enzyme production technology underlying the Company's former enzyme business. Mr. Rene Branconnier is the ultimate beneficiary of all agreements and arrangements between the Company and 529473 B.C. Ltd.

Under the terms of the license agreement with 529473 B.C. Ltd., which has now been terminated, the Company issued a $2,500,000 US promissory note bearing interest at a rate of 5% per annum over a period of 10 years payable to 529473 B.C. Ltd. Under the terms of its agreements with 529473 B.C. Ltd., the Company and its subsidiaries agreed to retain the services of 529473 B.C. Ltd. to provide research, development, design, and related consultations. 529473 B.C. Ltd. was to receive a consulting fee at a standard rate, established by the consultants, and an additional 15% on incurred costs as an administrative, overhead and handling charge. As a result, 529473 B.C. Ltd. was owed $2,752,738 under a note payable with annual interest of 5% per annum.

The Board of Directors of the Company determined not to pursue the development of the stable enzyme production technology that had been licensed to it by 529473 B.C. Ltd. As a consequence of this determination, the Company entered into a termination agreement with 529473 B.C. Ltd. on May 5, 2003 (the "Termination Agreement"). Under the Termination Agreement, the Company agreed to the termination of all license agreements with 529473 B.C. Ltd. and in consideration, 529473 B.C. Ltd. agreed to the cancellation of the promissory note made by the Company in favor of 529473 B.C. Ltd. in the principal amount of $2,500,000 and to forgive accrued interest of $284,244.05 under the promissory note. The Company had conducted research of the stable enzyme technology but had not generated any revenues from this technology. The exchange of the promissory note and forgiveness of the accrued interest for the termination of the license agreements resulted in the elimination of $2,752,738 of long-term liabilities and an extraordinary gain on license termination of $846,744. This extraordinary item has been recorded on the Company's financial statements for the year ended September 30, 2003.

529473 B.C. Ltd. has advanced short term loans to the Company which were outstanding in the amount of $156,759 as of September 30, 2004.

On July 28, 2004, 529473 B.C. Ltd. entered into an assignment of debt agreement with the Company's wholly owned subsidiary, Duro Enzyme Solutions Inc., and Milverton Capital Corporation ("Milverton"). Pursuant to this assignment agreement, Milverton assigned to 529473 B.C. Ltd. its rights to $425,717 CDN owed by the Company in exchange for 529473 B.C. Ltd.'s promise to repay the amounts owed to Milverton. As a result of the assignment, the Company became indebted to 529473 B.C. Ltd. For the $425,717 CDN previously owed to Milverton.

In consideration for the cancellation of $337,442 of this indebtedness to 529473 B.C. Ltd., the Company issued 674,884 units at a price of $0.50 per unit. See
Item  5.  "Recent  Sales  of  Unregistered  Securities".

MILVERTON  CAPITAL  CORPORATION

Milverton Capital Corporation is a private company owned by Mr. Rene Branconnier. During the fiscal year ended September 30, 2004, the Company entered into short-term loans with Milverton Capital Corporation totaling $38,468 as of September 30, 2004.

On January 1, 2002, the Company entered into a 36-month technology, operations, maintenance, research & development, engineering and training consulting contract with Milverton as a Nominee. Under this contact, Milverton earned fees of $742,664 to September 30, 2003, of which $572,228 were earned during the year ended September 30, 2002 and $170,436 was earned during the year ended September 30, 2003. The contract was terminated on December 13, 2002 when the Company ceased all research activity. On July 28, 2004 Milverton assigned the debt owed by the Company, totaling $1,012,326, to 529473 B.C. Ltd. and two unrelated companies. See Item 5. "Recent Sales of Unregistered Securities".


PACIFIC  OCEAN  RESOURCES  CORPORATION

Pacific Ocean Resources Corporation ("Pacific Ocean") is a private company. During the fiscal years ended September 30, 2003 and 2004, the Company entered into a number of short-term loans with Pacific Ocean. During the fiscal year ended September 30, 2004, the Company issued a number of shares of common stock to Pacific Ocean in exchange for the cancellation of indebtedness owed to Pacific Ocean. As a result, Pacific

Ocean is now one of our principal stockholders. As of September 30, 2004, the Company continued to owe Pacific Ocean $343,634 in short-term loans.

SANCLAIR  HOLDINGS  LTD.

Sanclair Holdings Ltd. is a private company owned by Ms. Sharon Branconnier, the wife of Rene Branconnier. Sanclair Holdings advanced short term loans of $126,023 to the Company during the year ended September 30, 2004. Accrued but unpaid rent of $258,729 is owed by the Company to Sanclair Holdings Ltd. in respect of rental of research and development facilities which terminated in December 2002. The Company owed $942,239 in aggregate to Sanclair Holdings.

BRAMPTON  HOLDINGS  LTD.

Brampton Holdings Ltd. Is a private company owned by Ms. Sharon Branconnier, wife of Rene Branconnier. Brampton Holdings advanced short term loans of $244,177 to the Company during the year ended September 30, 2004. The Company previously rented a facility from Brampton Holdings. This lease was terminated in December 2002. The Company owes Brampton Holdings $234,084 in respect of accrued but unpaid rent. The Company owes Brampton Holdings an additional amount of $169,626 in respect of a four month administration and accounting contract entered into during the year ended September 30, 2002. In aggregate, the Company owes $648,422 to Brampton Holdings as of September 30, 2004.


696092 BC LTD.

On July 1, 2004 the Company obtained a new office location and entered into a new five-year lease with 696092 BC Ltd., a company owned by the Company's
President and Chief Executive Officer, Peter Gardner. The office consists of approximately 2,500 square feet, with monthly rent of $2,420.

Under the SEC's rules, Mr. Rene Branconnier and Dr. Robert Jackman, the Company's former President, may be considered promoters or founders of the Company's predecessor, Duro Enzymes Private and, following the October 16, 2000 voluntary share exchange, the Company. Dr. Jackman owns 600,000 shares of the Company and during 2002 provided consulting services to the Company through FL Tech Inc. for which $2,580 was paid. In 2003 and 2004, Dr. Jackman provided no consulting services to the Company. Mr. Branconnier owns 300,000 shares of the Company and during 2004 provided consulting services to the Company through Sanclair Holdings Ltd. for which $135,839 was accrued. Mr. Rene Branconnier also owns 529473 B.C. Ltd. Accordingly he is the ultimate beneficiary of all agreements and arrangements between the Company and 529473 B.C. Ltd. The agreements between 529473 B.C. Ltd. and the Company and its subsidiaries were approved by the Company's Board of Directors.


ITEM 13.  EXHIBITS.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

EXHIBIT NUMBER  DESCRIPTION OF EXHIBIT

--------------  ---------------------------------------------------------------------------------------
    3.1         Amended and Restated Articles of Incorporation dated February 5, 2001(4)
    3.2         Amended and Restated Bylaws dated January 8, 2001(4)
    4.1         Specimen Stock Certificate for Shares of Common Stock of the Company(2)
   10.1         Lease Agreement dated December 12, 2001(4)


EXHIBIT NUMBER  DESCRIPTION OF EXHIBIT

--------------  ---------------------------------------------------------------------------------------
   10.2         License and Distribution Agreement between 529473 B.C. Ltd. and Duro Enzyme
                Solutions Inc. (U.S.), as amended, dated September 21, 2000(3)
   10.3         Research and Development Services Agreement between 529473 B.C. Ltd. and Duro
                Enzyme Solutions Inc. (Canada), as amended, dated September 21, 2000(1)
   10.4         Research and Development Services Agreement between 529473 B.C. Ltd. and Duro
                Enzyme Solutions Inc. (U.S.), as amended, dated September 21, 2000(1)
   10.5         Termination of License Agreements between the Duro Enzyme Solutions Inc. (Nevada),
                Duro Enzyme Solutions Inc. (B.C.) and 529473 B.C. Ltd. dated May 5, 2003 (6)
   14.1         Code of Ethics
   16.1         Letter from BDO Dunwoody, Chartered Accountants, to the U.S. Securities and Exchange
                Commission(5)
   16.2         Letter from Raber Mattuck, Chartered Accountants, to the U.S. Securities and Exchange
                Commission(5)
   21.1         List of Subsidiaries
   31.1         Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   31.2         Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   32.1         Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   32.2         Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed on November 20, 2000, as an exhibit to the Company's report on Form 10-QSB for the three months ended September 30, 2000 and incorporated herein by reference

(2) Filed on December 29, 2000, as an exhibit to the Company's transitional report on Form 10-KSB for the nine months ended September 30, 2000 and incorporated herein by reference

(3) Filed on February 14, 2001, as an exhibit to the Company's report on Form 10-QSB for the three months ended December 31, 2000 and incorporated herein by reference.

(4) Filed on May 15, 2001, as an exhibit to the Company's report on Form 10-QSB for the three months ended March 31, 2001, and incorporated herein by reference.

(5) Filed on December 29, 2001, as an exhibit to the Company's report on Form 10-KSB for the year ended September 30, 2001, and incorporated herein by reference.

(6) Filed on August 14, 2003, as an exhibit to the Company's report on Form 10-QSB for the three months ended June 30, 2003, and incorporated herein by reference.

ITEM 14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

AUDIT  FEES

The aggregate fees billed for the fiscal year ended September 30, 2004 and the period from inception to September 30, 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were estimated at $47,190.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EAPI  ENTERTAINMENT,  INC.

                                       By:
                                            /s/  Peter  Gardner
                                          --------------------------
                                          PETER  GARDNER
                                          Chief  Executive  Officer,
                                          President  and  Director

                                       Date:  January 12, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:
      /s/  Peter  Gardner
     ------------------------------
     PETER  GARDNER
     President and Chief Executive Officer
     (Principal Executive Officer)
     Director

     Date:   January 12, 2005



By:
      /s/  Dean  Branconnier
     ------------------------------
     DEAN  BRANCONNIER
     Treasurer and Chief Financial Officer
     (Principal Financial Officer)
     Director

     Date:   January 12, 2005



By:
      /s/  Chad Burback
     ------------------------------
     CHAD  BURBACK
     Secretary
     Director

     Date:   January 12, 2005