Form 10QSB
period 2004-12-31
EAPI ENTERTAINMENT INC
filed 2005-02-22
CIK 1040227

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  DECEMBER  31,  2004
                                    -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                     to
                                   -------------------    -------------------

Commission  File  Number:           0-30096
                              -------------------


                            EAPI ENTERTAINMENT, INC.
--------------------------------------------------------------------------------
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


                                 (604) 419 0430
                                 --------------
                (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes     No
                                                       ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 4, 2005, 15,051,146 shares of common stock, par value $0.001 were issued and outstanding.

Transitional Small Business Disclosure Format (Check One):   Yes     No
                                                                 ---    ---

                                TABLE OF CONTENTS
                                                                                   Page
                                                                                   ----

PART I - FINANCIAL INFORMATION                                                        3

     Item 1.  Financial Statements                                                    3

          Condensed Consolidated Balance Sheets as of December 31, 2004
          (unaudited), and September 30, 2004                                         4

          Condensed Consolidated Statements of Operations and Comprehensive
          Loss for the Three months ended December 31, 2004 and
          December 31, 2003 (unaudited)                                               5

          Condensed Consolidated Statements of Shareholders Deficiency for the
          Three months ended December 31, 2004 (unaudited)                            6

          Condensed Consolidated Statements of Cash Flows for the Three months
          ended December 31, 2004 and 2003 (unaudited)                                7

          Notes to the Condensed Consolidated Financial Statements as of
          December 31, 2004 (unaudited)                                               8

     Item 2.  Management's Discussion and Analysis or Plan of Operation              13

     Item 3.  Controls and Procedures                                                19


PART II - OTHER INFORMATION                                                          20

     Item 1.  Legal Proceedings                                                      20

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds            20

     Item 3.  Defaults upon Senior Securities                                        21

     Item 4.  Submission of Matters to a Vote of Security Holders                    21

     Item 5.  Other information                                                      21

     Item 6.  Exhibits                                                               22


SIGNATURES                                                                           24

ITEM  1.          FINANCIAL  STATEMENTS.

                                  EAPI ENTERTAINMENT, INC.
                      (FORMERLY - DURO ENZYME PRODUCTS, INCORPORATED)
                            CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                                                   December 31,  September 30,
                                                                            2004           2004
                                                                         (unaudited)
Current assets
     Cash                                                                $     1,755   $       400
                                                                         ------------  ------------
          Total current assets                                                 1,755           400
                                                                         ------------  ------------

TOTAL ASSETS                                                             $     1,755   $       400
                                                                         ============  ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
     Cash overdraft                                                      $         -   $     7,991
     Accounts and fees payable                                               263,119       280,580
     Payables and fees to related parties                                  1,760,736     1,558,714
     Short term notes to related parties                                   1,291,267     1,139,227
                                                                         ------------  ------------
          Total current liabilities                                        3,315,122     2,986,512
                                                                         ------------  ------------

Shareholders' deficiency
     Preferred stock, 40,000,000 shares authorized $.001
          par value, 0 shares outstanding                                          -             -
     Common stock, 500,000,000 authorized, $.001 par
          value, 14,142,146 outstanding                                       14,143        14,143
     Paid in capital                                                       5,495,932     5,495,932
     Common stock to be issued                                             1,732,889     1,732,889
     Deficit                                                              (9,809,407)   (9,587,063)
     Accumulated other comprehensive loss                                   (746,924)     (642,013)
                                                                         ------------  ------------
          Total shareholders' deficiency                                  (3,313,367)   (2,986,112)
                                                                         ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                           $     1,755   $       400
                                                                         ============  ============

  The accompanying notes are an integral part of the condensed consolidated financial statements

                            EAPI ENTERTAINMENT, INC.
                (FORMERLY - DURO ENZYME PRODUCTS, INCORPORATED)
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                      OTHER COMPREHENSIVE LOSS (unaudited)
                           For the three months ended

                                                             December 31, December 31,
                                                                2004         2003
                                                            ------------  ------------
Revenue                                                     $         -   $         -
                                                            ------------  ------------
Cost of Sales                                                         -             -
                                                            ------------  ------------
Gross Margin                                                          -             -

Expenses
     Advertising                                            $         -   $         -
     Consulting and professional fees                           165,386       167,587
     Rent, utilities and telephone                               15,164        36,674
     Business taxes                                                   -             -
     Office and administration                                   11,098         5,269
     Investor communication                                          43             -
     Travel, meals and entertainment                                  -           186
     Organization and start up costs                                  -             -
     Compensation due stock issuance                                  -             -
                                                            ------------  ------------
          Total expenses                                        191,691       209,716
                                                            ------------  ------------

     Loss from operations                                      (191,691)     (209,716)
                                                            ------------  ------------

Other expenses
     Loss on write off assets                                         -             -
     Interest                                                   (30,653)      (38,042)
     Recovery of accounts payable                                     -             -
     State tax expense                                                -             -
                                                            ------------  ------------
          Total other expenses                                  (30,653)      (38,042)
                                                            ------------  ------------

Net loss                                                    $  (222,344)  $  (247,758)
                                                            ============  ============


Net loss per share of common stock                          $     (0.02)  $     (0.02)
                                                            ============  ============

Basic & diluted weighted average of
     shares outstanding                                      14,142,146    13,155,560
                                                            ============  ============


Comprehensive loss

     Foreign currency translation adjustment                $  (104,911)  $  (149,780)
                                                            ------------  ------------

     Other comprehensive loss                                  (104,911)     (149,780)
     Net loss                                                  (222,344)     (247,758)
                                                            ------------  ------------

Comprehensive loss                                          $  (327,255)  $  (397,538)
                                                            ============  ============

The accompanying notes are an integral part of the condensed consolidated financial statements

                                              EAPI ENTERTAINMENT, INC.
                                   (FORMERLY - DURO ENZYME PRODUCTS, INCORPORATED)
                              CONDENSED CONSOLIDATED STATEMENTS SHAREHOLDERS DEFICIENCY
                                     For the three months ended December 31, 2004


                                                                                                 Accumulated
                                    Common stock                                                   Other
                                                       Paid in    Common Stock                  Comprehensive
                                 Shares      Amount    Capital    to be issued     Deficit          Loss           Total
                              ------------  --------  ----------  -------------  ------------  ---------------  ------------
Balance, September 30, 2004     14,142,146  $ 14,143  $5,495,932  $   1,732,889  $(9,587,063)  $     (642,013)  $(2,986,112)

Foreign currency translation
adjustment                               -         -           -              -            -         (104,911)     (104,911)

Net loss for the period
     ended December 31, 2004             -         -           -              -     (222,344)               -      (222,344)
                              ------------  --------  ----------  -------------  ------------  ---------------  ------------
Balance, December 31, 2004      14,142,146  $ 14,143  $5,495,932  $   1,732,889  $(9,809,407)  $     (746,924)  $(3,313,367)
                              ============  ========  ==========  =============  ============  ===============  ============

            The accompanying notes are an integral part of the condensed consolidated financial statements

                                 EAPI ENTERTAINMENT, INC.
                    (FORMERLY - DURO ENZYME PRODUCTS, INCORPORATED)
                     CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS
                                 For the three months ended

                                                                   December 31,    December 31,
                                                                       2004            2003
                                                                  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                          $    (222,344)  $    (247,758)

Adjustments to reconcile net loss to net cash
     used in operating activities
     Deferred rent                                                            -          (1,868)
     (Decrease) increase in accounts payable                            (17,461)        152,315
     Increase in non-trade receivable                                         -         (21,136)
     Decrease in prepaid expenses                                             -          28,476
                                                                  --------------  --------------

NET CASH USED IN OPERATING ACTIVITIES                                  (239,805)        (89,971)
                                                                  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     (Decrease) increase in cash overdraft                               (7,991)          7,935
     Increase (decrease) in payables and fees to related parties        202,022         (85,466)
     Proceeds of short term notes from related parties                  167,915         426,564
     Repayments of short term notes from related parties                (15,875)       (148,277)
                                                                  --------------  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               346,071         200,756
                                                                  --------------  --------------

Effect of Foreign Currency Translation                                 (104,911)       (149,780)
                                                                  --------------  --------------

INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                          1,355         (38,995)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              400          38,995
                                                                  --------------  --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $       1,755   $           -
                                                                  ==============  ==============

 The accompanying notes are an integral part of the condensed consolidated financial statements

                            EAPI ENTERTAINMENT, INC.
                 (FORMERLY - DURO ENZYME PRODUCTS, INCORPORATED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                                   (Unaudited)


NOTE 1:     SIGNIFICANT ACCOUNTING POLICIES
            -------------------------------

Basis  of  Presentation
-----------------------

     The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended September 30, 2004.

Name  change
------------

     On May 9, 2003, the Company filed to have its name changed to EAPI Entertainment, Inc., which became effective on May 27, 2003.

     On January 21, 2005, the Board of Directors approved a change in the Company's name to Organic Recycling Technologies, Inc. The name change will become effective upon the Company obtaining the necessary shareholder and regulatory approvals (See Note 6).

Principles  of  consolidation
-----------------------------

     The condensed consolidated financial statements include the accounts of EAPI Entertainment, Inc. and its four wholly owned subsidiaries (collectively, the "Company"), one of which (Duro Enzyme Solutions Inc. - Canada) owns five subsidiaries:

     EAPI  Center  Inc.
     Home.web  Sub.Inv
     Duro Enzyme Solutions, Inc. - Nevada, USA (name to be changed) Duro Enzyme Solutions, Inc. - British Columbia, Canada (name to be changed)

     EASI  Studios  Inc.
     SuperNet  Computing  Inc.
     EASI  Games  Inc.
     EASI  Education  Inc.
     EASI  Movies,  Music  Television  and  Video  Inc.

     All material intercompany transactions have been eliminated in consolidation.

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

Per  share  data
----------------

     Loss per common share for the three months ended December 31, 2004 and 2003 is computed based on the weighted average common stock and diluted common stock equivalents outstanding during the period as defined by Statement of Financial Accounting Standards, No. 128, "Earnings Per Share". For the three months ended December 31, 2004 and 2003, common stock equivalents are not considered in the calculation of diluted loss per share, as the effect would have been anti-dilutive.

Reclassification
----------------

     Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on the previously issued financial statements of the Company.

Recent Accounting Pronouncements
--------------------------------

     In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

NOTE 2:     RELATED PARTY TRANSACTIONS
            --------------------------

     A total of $162,143 and $162,679 was incurred and accrued in consultant services to related parties for the three months ended December 31, 2004 and 2003, respectively. The total outstanding and unpaid at December 31, 2004 and 2003, respectively, is $1,114,999 and $721,810.
     Thirteen companies, which are owned or controlled by shareholders or creditors of the Company, have provided services and expertise to the Company during the three months ended December 31, 2004 and 2003.

     Short-term loans of $167,915 and $426,564 were advanced to the Company by five shareholders during the three months ended December 31, 2004 and 2003 respectively. The interest rate for the notes is 10%. Total repayments of these short-term notes were $15,875 and $148,277 for the three months ended December 31, 2004 and 2003, respectively. The funds were used to fund operations.

     As of December 31, 2004 the Company owed $515,017 to related parties for terminated lease agreements and $130,720 in technology fees and lease payments, all of which are recorded as payables to related parties on the condensed consolidated balance sheets.




NOTE  3:     COMMON  STOCK
             -------------

     On May 9, 2003, the Company filed to have a share rollback of 50 to 1 and an amendment to the articles of incorporation to decrease the authorized share capital to 500,000,000 common shares. This 50 to 1 rollback was approved and on May 27, 2003 it was effective.

     All share and per share amounts have been restated to give effect to the reverse stock split that took place in 2003.

     During the year ended September 30, 2004, the Company agreed to convert $906,857 in short-term loans owed to a related party into stocks and warrants of the Company and subscription agreements were executed with respect to the stocks and warrants to be issued. The Company's Board of Directors have approved the issuance of these shares, however, (except with respect to 433,333 shares of common stock issued on June 14, 2004, 60,000 shares of common stock issued on January 20, 2005 and 470,000 shares of common stock issued on January 24, 2005) the Company has not formally issued share certificates or made entry into the Company's stock ledger with respect to the issuance of these shares.

NOTE  4:     GOING  CONCERN
             --------------

     The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $222,344 and a negative cash flow from operations of $239,805 for the three months ended December 31, 2004, and had a working capital deficiency of $3,313,367 and a shareholders' deficiency of $3,313,367 as of December 31, 2004 that raise substantial doubt about its ability to continue as a going concern.

     The Company is pursuing and developing a new business plan. The Company is partnering with technology leaders to utilize and apply waste management and recycling technologies and bring these technologies to the market place. The Company is seeking to acquire revenue generating businesses or projects with long term potential in the waste management and recycling industries that will enable the Company to generate revenues to fund the new business plan. The Company anticipates it will raise funds through debt issuance or through the generation of revenue and achieving profitable operations. It will also continue to pursue acquisitions and joint ventures, to strengthen both its balance sheet and cash flow.

     The Company has been actively pursuing new acquisitions and the Company is currently negotiating with several potential businesses that would significantly change the operations of the Company (See Note 6). The Company's ability to continue as a going concern is dependent upon raising capital through debt or equity financing and ultimately by generating revenue and achieving profitable operations. There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE  5:     CONTINGENCIES
             -------------

     The Company was named in a legal suit filed in the Supreme Court of British Columbia on September 1, 2004. The suit was filed against the Company by three shareholders. The shareholders are claiming that their common shares were not delivered to them in a timely manner and have sought a refund of the advanced funds in the amount of $255,000. The Company has delivered the shares as required by the agreements and feels that this allegation is without merit and will defend this action accordingly.

NOTE  6:     SUBSEQUENT  EVENTS
             ------------------

     Subsequent to December 31, 2004 the Board of Directors signed a letter of understanding related to the purchase of certain hauling and processing equipment assets and certain waste hauling contracts of Organic Materials, LLC of New York. The purchase price for the assets and waste hauling contracts is $1,120,000. The Company intends to issue a convertible debenture to the vendor for this amount from the Company in full consideration of the purchase price. The Company is currently finalizing the agreement.

     On January 17, 2005, the Company issued 379,000 units to Pacific Ocean Resources Corporation, one of the Company's principal stockholders ("Pacific Ocean"), at a price of $0.20 per unit for total cash proceeds of $75,800. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.30 per share, expiring one year after the date of issuance.

     On January 20, 2005, at the direction of Pacific Ocean, 60,000 shares subscribed for by Pacific Ocean on June 15, 2004 pursuant to a subscription agreement for 217,000 units at a price per unit of $0.50 CDN and consisting of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $0.65 CDN per share, were issued to two unrelated individual investors residing in Canada.

     By a resolution dated January 21, 2005, the Board of Directors approved of a change in the name of the Company, to Organic Recycling Technologies, Inc. This change will better reflect the Company's change in direction and its efforts in organic recycling technologies. The name change will become effective upon the Company obtaining the necessary shareholder and regulatory approvals.

     On  January  24,  2005,  at  the  direction  of  Pacific  Ocean,  470,000 shares subscribed for by Pacific Ocean on June 25, 2004 pursuant to a subscription agreement for 470,000 units at a price of $0.25 CDN per unit and consisting of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $0.35 CDN per share, were issued to three unrelated private investors residing in Canada.

     On January 28, 2005 Peter Gardner, resigned as the Company's President and Chief Executive Officer. Mr. Gardner continues to act as a member of the Company's Board of Directors.

     On January 28, 2005 the Company announced that Ralph Petruzzo had been appointed as President and Chief Executive Officer of the Company.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

CAUTIONARY  STATEMENT  REGARDING  FORWARD-LOOKING  STATEMENTS

Certain statements contained in this Form 10-QSB constitute "forward-looking statements". These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-QSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission ("SEC"), particularly our Annual Report on Form 10-KSB and our current reports on Form 8-K.

As  used  in  this  Quarterly Report, the terms "we", "us", "our", "Company" and
"EAPI" mean EAPI Entertainment, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.


OVERVIEW

The Company was incorporated on September 15, 1995 under the laws of the State of Nevada. On May 27, 2003, the Company changed its name from Duro Enzyme Products Inc. to EAPI Entertainment, Inc.

On January 21, 2005 the Company's Board of Directors authorized and approved a change in the Company's name to Organic Recycling Technologies, Inc. The name change will become effective upon our obtaining the necessary shareholder and regulatory approvals. The proposed name change will better reflect the Company's change in business direction and its efforts in organic recycling technologies.

Beginning in January of 2005, the Company has undertaken a reorganization of its corporate affairs in connection with a determination by its Board of Directors to pursue business opportunities in the areas of waste management and recycling technologies. As part of its shift to waste management and recycling technologies, the Company has entered into an agreement in principal for the purchase of hauling and processing equipment and waste hauling contracts from Organic Materials, LLC. In addition, the Company is looking to purchase, partner or enter into joint ventures with, or otherwise develop relationships with technology leaders in applied waste management and recycling technologies.

During the three months ended December 31, 2004, the Company continued to pursue electronic entertainment and education and the marketing of natural agricultural, food and gardening products. The Company had plans to develop computer video games, on-line educational programs and a software development studio to be called the EASI Studios. The Company was also exploring opportunities for the development of an on-line information resource and distribution center for natural agricultural, food and gardening products. To date, the Company has not completed the development of any of its planned products in these areas and has not generated any revenues. The Company has now ceased activities on these projects to focus on waste management and recycling technologies.

The Company remains in the initial stages of developing its products. The ability of the Company to pursue its business plan and generate revenues is subject to the ability of the Company to achieve additional financing, of which there is no assurance.

Purchase  of  Equipment  and  Contracts  from  Organic  Materials,  LLC.
------------------------------------------------------------------------

On January 24, 2005 the Company entered into a letter of understanding (the "Letter of Understanding") for the purchase of hauling and processing equipment and waste hauling contracts from Organic Materials, LLC, a New York limited liability company. The acquisition has not yet closed. The Company and Organic Materials, LLC are currently preparing formal agreements to effect the purchase of these assets and waste hauling contracts.

As set out in the Letter of Understanding, the Company will purchase tractors, trailers, a grinder, a dump trailer and a bucket loader from Organic Materials, LLC. The Company will also purchase two multi-year contracts with Cassella Waste Management for the hauling of solid waste from the Hiram Hollow transfer station located in Moreau, New York. The total purchase price for the equipment and waste hauling contracts to be paid by the Company is $1,120,000, to be payable by the issuance of a $1,120,000, 1 year convertible debenture (the "Debenture"). The Debenture is to be payable in quarterly installments from the date the Debenture is issued and will accrue interest at a rate of 7% per annum. See Item 5, "Other Information".

In addition to acquiring assets and contracts from Organic Materials, LLC, the Company has added Ralph Petruzzo, one of the principal members of Organic Materials, LLC, to its Board of Directors and appointed Mr. Petruzzo as the Company's President in place of Peter Gardner. Mr. Petruzzo has over 20 years of experience in the waste and recycling industry. See Item 5, "Other Information".

Organic Materials, LLC is an organic waste sales and service company with environmental recycling and handling permits, a fleet of trucks and numerous long term transportation contracts for organic waste. Organic Materials, LLC generates revenue from selling, hauling and recycling topsoils, bark mulches, growing mediums, compost and animal manures. The purchase by the Company of equipment and waste hauling contracts from Organic Materials, LLC, immediately allows the Company to commence implementing its revised business plan with respect to applied waste management and recycling technologies.

PLAN  OF  OPERATION

The Company's plan of operation for the next twelve months is summarized as follows:

1. The Company plans to finalize the purchase of certain hauling and processing equipment and certain waste hauling contracts from Organic Materials, LLC. The Company estimates that it will expend approximately $1,120,000 to acquire these assets and contracts. The Company expects to issue a $1,120,000 convertible debenture to Organic Materials, LLC in payment of the purchase price.

2. The Company plans to continue to develop its business in the area of waste management and recycling technologies. In pursuit of this, it will look to purchase, partner with, enter into joint ventures with or otherwise develop relationships with technology leaders in the waste management and recycling industry. The Company expects to expend approximately $2,000,000 over the next twelve months to develop this business.

Over the next twelve months the Company estimates that it will spend approximately $3,120,000 in pursuing its stated plan of operation. Of this amount, approximately $500,000 will be comprised of overhead expenses and $2,620,000 will be spent in development of the Company's businesses. Actual expenditures will depend on whether the Company is able to complete the asset and contract purchase from Organic Materials, LLC and whether the Company is able to undertake new purchases, joint ventures, partnerships or other relationships in the waste management and recycling technologies industry. The Company's financial requirements are expected to increase if the Company is able to enter into agreements that would enable it to pursue additional business lines in waste management and recycling technologies. There is no assurance that the Company will be able to obtain the necessary financing to pursue its plan of operation due to its limited cash reserves and its working capital deficit. The Company does not have any financing arrangements in place and there is no assurance that adequate financing may be obtained.


RESULTS  OF  OPERATIONS  FOR  THE  PERIOD  ENDED  DECEMBER  31,  2004

REVENUES
--------

The Company has not earned revenues from the sale of its products to date. If the Company is able to complete the purchase of assets and contracts from Organic Materials, LLC, of which there is no assurance, the Company expects to earn revenues from the purchased contracts. The Company is presently in the initial stages of developing its business and its ability to pursue its business plan and ultimately generate revenues is subject to the ability of the Company to obtain additional financing, of which there is no assurance.

OPERATING  COSTS  AND  EXPENSES
-------------------------------

The Company incurred operating expenses of $222,344 during the three months ended December 31, 2004, which was a decrease of $25,414 over operating expenses of $247,758 incurred by the Company during the three months ended December 31, 2003.

Consulting and professional fees were $165,386 for the three month period ended December 31, 2004, which was a decrease of $2,201 over consulting and professional fees of $167,587 over the three month period ended December 31, 2003. The fees were reasonably consistent over the periods due to similar activity. The Company expects additional professional services and consulting fees for the remainder of the year as a result of the new business.

Rent, utilities and telephone expenses were $15,164 for the three month period ended December 31, 2004, which was a decrease of $21,510 over the rent, utilities and telephone expenses of $36,674 for the three month period ended December 31, 2003. The net decrease resulted from the closing of one of the Company's offices and the Company renting new office space at a far reduced cost.

Interest expense was $30,653 for the three month periods ended December 31, 2004, which was a decrease of $7,389 over interest expense of $38,042 for the three month period ended December 31, 2003. The decrease in interest results from conversions in June 2004 of short term notes from related parties to stock subscription agreements that were issued in exchange for short term notes from related parties.

The Company does expect an increase in its operating costs over the course of the next fiscal year as a result of pursuing its plan of operation.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company had cash of $1,755 as of December 31, 2004 compared to a cash overdraft of $7,935 as of December 31, 2003 and cash of $400 and a cash overdraft of $7,991 at September 30, 2004 and 2003, respectively. The Company had a working capital deficiency of $3,313,367 as of December 31, 2004 compared to a working capital deficiency of $4,002,292 as of December 31, 2003 and a working capital deficiency of $2,986,112 at September 30, 2004. As of December 31, 2004, the Company had a net stockholders' deficiency of $3,313,367, including a loss of $222,344 during the current period.

Due to the Company's substantial working capital deficit and its current inability to generate revenues until the completion of the asset and contract purchase, there is no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. In addition, there can be no guarantee that financing adequate to carry out the Company's business plan will be available on terms acceptable to the Company or at all.

No material commitments for capital expenditures were made during the period ended December 31, 2004.


CRITICAL ACCOUNTING POLICIES

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

Principles  of  Consolidation
-----------------------------

The condensed consolidated financial statements include the accounts of EAPI Entertainment, Inc. and its four wholly owned subsidiaries, one of which (Duro Enzyme Solutions Inc. -Canada) owns five subsidiaries.

All  material  intercompany  transactions  have  been  eliminated.

Reclassification
----------------

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on the previously issued financial statements of the Company.

RISK  FACTORS

Stockholders and prospective purchasers of the Company's securities should carefully consider the following risk factors in addition to the other information appearing in this Quarterly Report on Form 10-QSB and in our Annual Reports filed on Form 10-KSB.

The Company May Not Be Able to Continue its Business as a Going Concern.
------------------------------------------------------------------------

The Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing, restructure its debt, streamline its business and reduce its costs. The Company is currently in the process of identifying sources of additional financing and evaluating its strategic options. However, there are no assurances that these plans can be accomplished on satisfactory terms, or at all, or that they will provide sufficient cash to fund the Company's operations, pay the principal of, and interest on, the Company's indebtedness, fund the Company's other liquidity needs or permit the Company to refinance its indebtedness. The Company's inability to obtain additional financing, streamline its business or reduce its costs would have a material adverse effect on the Company's financial condition, results of operations and ability to satisfy its obligations, and may result in the Company pursuing a restructuring of its indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, or liquidating the Company's business and operations. Further, the Company's inability to obtain additional financing or pursue a restructuring of its indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, may result in the Company's securityholders losing all or a material portion of their investment in the Company's securities.

The  Company  Requires  Additional  Financing  in  Order  to  Pursue Its Plan of
--------------------------------------------------------------------------------
Operation.
----------

The Company's plan of operation will require an estimated $3,120,000 to be spent over the next 12 months. The Company's current operating funds are insufficient to complete its plan of operation without additional financing. The Company had cash of only $1,755 and a working capital deficit of $3,313,367 as of December 31, 2004. Due to the Company's substantial working capital deficit, the amount of financing required to pursue its plan of operation and the Company's current inability to generate revenues, the Company will require substantial financing in order to pursue its plan of operation. In addition, there is no assurance that the Company's actual cash requirements will not exceed its estimates. If the actual cost of developing the Company's proposed products is greater than expected, then the Company's ability to complete its plan of operation may be adversely affected. If the Company is unable to acquire sufficient financing on terms acceptable to it, the Company's operations could be severely limited and the Company may not be able to implement its plan of operation.

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

The  Company  May  Not  Be  Successful  In  Developing  Its  Business.
----------------------------------------------------------------------

Even if sufficient financing is obtained, there is no assurance that the Company will be able to successfully undertake new purchases, joint ventures, partnerships or other relationships in the waste management and recycling technologies industry. Although the Company has signed a Letter of Understanding with Organic Materials, LLC, the Company has not yet completed the acquisition of the hauling and processing equipment and contracts from Organic Materials, LLC and there is no assurance that the acquisition of these assets from Organic Materials, LLC will be completed. Failure to acquire the assets and contracts from Organic Materials, LLC or otherwise enter into partnerships, joint ventures or other relationships may cause a shortfall in the Company's anticipated revenue and cause the Company's operating results to be materially different from expectations.

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

The  Company  Operates  in  an  Intensely  Competitive  Industry.
-----------------------------------------------------------------

The waste management and recycling industry and the technologies around the industry is highly competitive with a number of well established corporations. Many of these competitors have substantially greater financial resources and experience. There is no assurance that the Company will be able to compete with established corporations even if the Company is successful in partnering or joint venturing technologies in the waste management and recycling industry.

The  Company Has a Limited Operating History and the Company's Operating Results
--------------------------------------------------------------------------------
Are Likely to Fluctuate Significantly which Could Increase the Volatility of Its
--------------------------------------------------------------------------------
Stock  Price.
-------------

As a result of the Company's limited operating history and the planned expansion of its business operations, the Company's quarterly and annual revenues and operating results are likely to fluctuate from period to period. For this reason, stockholders and prospective purchasers of the Company's securities should not rely on period-to-period comparisons of the Company's financial results as indications of future results. The Company's future operating results could fall below the expectations of public market analysts or investors and significantly reduce the market price of its common stock. Fluctuations in the Company's operating results could increase the volatility of its stock price. The Company has no history in the waste management and recycling industry. Accordingly, there is a substantial risk that the Company will not be able to successfully implement its business plan.

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


ITEM 3.     CONTROLS AND PROCEDURES.

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving our disclosure control objectives. Our Principal Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

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

                         PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

The Company is a party to the legal proceedings described in its Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004. Since the filing of such Annual Report, we have not been made a party to any new legal proceedings and there have been no material developments to the legal proceedings to which the Company is currently a party as described in such Annual Report.


ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 17, 2005, the Company issued 379,000 units to Pacific Ocean Resources Corporation, one of the Company's principal stockholders ("Pacific Ocean"), at a price of $0.20 per unit for total cash proceeds of $75,800. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.30 per share, expiring one year after the date of issuance. These units were issued to Pacific Ocean pursuant to Regulation S promulgated under the Securities Act of 1933 (the "Securities Act") on the basis of representations made by Pacific Ocean that it is not a "U.S. Person" as defined in Regulation S and that Pacific Ocean was not acquiring the units for the account or benefit of a U.S. Person.

As disclosed in its Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, the Company had entered into various subscription agreements with Pacific Ocean during the year ended September 30, 2004 for the issuance of a number of shares of common stock and share purchase warrants to be issued in consideration for the cancellation of short-term loans owed by the Company to Pacific Ocean. As of the date of filing such Annual Report, although the Board of Directors had approved the issuance of the units subscribed for, except with respect to 433,333 shares issued on June 14, 2004, the Company had not formally issued share certificates to Pacific Ocean nor had entry been made in the stock ledger of the Company. The Company is currently in the process of completing the issuance of these shares. The Board of Directors approved the issuance of the shares and warrants to Pacific Ocean pursuant to Regulation S promulgated under the Securities Act of 1933 (the "Securities Act") on the basis of representations made by Pacific Ocean that it is not a "U.S. Person" as defined in Regulation S and that Pacific Ocean was not acquiring those shares for the account or benefit of a U.S. Person.

On January 20, 2005, at the direction of Pacific Ocean, 60,000 shares subscribed for by Pacific Ocean on June 15, 2004 pursuant to a subscription agreement for 217,000 units at a price per unit of $0.50 CDN and consisting of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $0.65 CDN per share, were issued to two unrelated individual investors residing in Canada.

On January 24, 2005, at the direction of Pacific Ocean, 470,000 shares subscribed for by Pacific Ocean on June 25, 2004 pursuant to a subscription agreement for 470,000 units at a price of $0.25 CDN per unit and consisting of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $0.35 CDN per share, were issued to three unrelated private investors residing in Canada.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5.     OTHER INFORMATION.

MATERIAL DEFINITIVE AGREEMENTS
------------------------------

Effective January 24, 2005, the Company executed a letter of understanding for the purchase of waste hauling and processing equipment and waste hauling contracts from Organic Materials, LLC, a New York limited liability company (the "Letter of Understanding"). The Letter of Understanding sets out the Company's agreement in principle with Organic Materials, LLC. The acquisition of the equipment and contracts has not yet been completed. The Company is currently in the process of preparing formal agreements to effect the purchase.

As set out in the Letter of Understanding, the Company will purchase tractors, trailers, a grinder, a dump trailer and a bucket loader from Organic Materials, LLC. This equipment has been valued by the parties at $820,000 in the aggregate. After deducting liabilities of $481,718 directly associated with the equipment to be purchased, the net value assigned to the equipment by the Company and Organic Materials, LLC is $338,282. Organic Materials, LLC will remain liable to repay the outstanding liabilities associated with the equipment and the principal members of Organic Materials, LLC will remain as guarantors of these liabilities.

Also as set out in the Letter of Understanding, the Company will purchase from Organic Materials, LLC two multi-year contracts with Cassella Waste Management for the hauling of solid waste. The first contract is an existing three year contract, with two years remaining, for the hauling of solid waste from the Hiram Hollow transfer station located in Moreau, New York. The revenue to be received under this contract has been estimated by the Company and Organic Materials, LLC to be $430,000 per year as adjusted for increases in fuel, insurance and other costs as permitted in accordance with the terms of the contract. The total net value assigned to this contract by the Company and Organic Materials, LLC is $238,046. The second contract, also for the hauling of sold waste from the Hiram Hollow transfer station, is for a three year contract which began in January of 2005. The revenue to be received under this contract has been estimated by the Company and Organic Materials, LLC to be $675,000 per year as adjusted for increases in fuel, insurance and other costs as permitted in accordance with the terms of the contract. The total net value assigned to this contract by the Company and Organic Materials, LLC is $534,768.

The total purchase price to be paid by the Company for the equipment and contracts is $1,120,000, payable by the issuance of a 1 year convertible debenture in the principle amount of $1,120,000 with interest payable thereon at the rate of 7% per annum (the "Debenture"). The Debenture will be payable in the following minimum installments: 3 months $100,000 plus accrued interest, 6 months $200,000 plus accrued interest, 9 months $300,000 plus accrued interest, $400,000 plus accrued interest. According to the terms of the Letter of Understanding, the Debenture is to be convertible at a price of 85% of the average of the market price for the Company's common stock over the three days prior to conversion. The Company has agreed to file a registration statement with the Securities and Exchange Commission covering the shares to be issued upon conversion in order to permit the shares to be issued to Organic Materials, LLC to be traded without restriction. If the Company repays the full principal amount of the Debenture prior to the expiry of the 1 year term, the Company will be required to issue to Organic Materials, LLC a bonus of 10% of the principal amount of the Debenture payable in shares of the Company's common stock at a price per share equal to 90% of the average of the market price for the Company's common stock over the three days prior to payment.

Two of the principal members of Organic Materials, LLC, including Ralph Petruzzo, have agreed to remain as guarantors of the outstanding liabilities associated with the equipment to be purchased by the Company. In exchange for remaining as guarantors of these liabilities, the Company has agreed to issue to each of them 25,000 shares in the common stock of the Company or 50,000 shares in the aggregate.

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT
--------------------------------------------------------------------------------
OF PRINCIPAL OFFICERS
---------------------

Resignation of Peter Gardner as President
-----------------------------------------

On January 28, 2005, Peter Gardner resigned as President of the Company in order to allow Ralph Petruzzo to be appointed to that position in his place. Mr. Gardner's resignation was not due in any part to any disagreements with us or our operations, policies or practices. Mr. Gardner has retained his position as a member of our Board of Directors.

Appointment  of  Ralph  Petruzzo  as  President  and as a member of the Board of
--------------------------------------------------------------------------------
Directors.
----------

On January 28, 2005, Ralph Petruzzo, one of the principal members of Organic Materials, LLC, was appointed as President of the Company and as a member of the Company's Board of Directors.

Mr. Petruzzo had previously acted as one of the Company's Directors from May 22, 2002 to December 24, 2002. Mr. Petruzzo has over 20 years of experience in waste management and organic and solid waste technologies. Since 1998, Mr. Petruzzo has operated Petruzzo Products Inc., a family owned corporation that manufactures bark mulch in addition to carrying on numerous other operations, including transportation, hauling, equipment rental and the production of biodegradable products such as top soil, humus, animal bedding, kitty litter, fertilizers and decorative landscaping mulches. Mr. Petruzzo also owns and operates Campo Resource Recovery, LLC, a developing partner in a 3,000 ton per day landfill in Southern California.


ITEM 6.     EXHIBITS.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

EXHIBIT NUMBER  DESCRIPTION OF EXHIBIT
--------------  ----------------------

          3.1 Amended and Restated Articles of Incorporation dated February 5, 2001(4)

          3.2  Amended and Restated Bylaws dated January 8, 2001(4)

          4.1 Specimen Stock Certificate for Shares of Common Stock of the Company(2)

          10.1 Lease Agreement dated December 12, 2001(4)

          10.2 License and Distribution Agreement between 529473 B.C. Ltd. and Duro Enzyme Solutions Inc. (U.S.), as amended, dated September 21, 2000(3)

          10.3 Research and Development Services Agreement between 529473 B.C. Ltd. and Duro Enzyme Solutions Inc. (Canada), as amended, dated September 21, 2000(1)

          10.4 Research and Development Services Agreement between 529473 B.C. Ltd. and Duro Enzyme Solutions Inc. (U.S.), as amended, dated September 21, 2000(1)

          10.5 Termination of License Agreements between the Duro Enzyme Solutions Inc. (Nevada), Duro Enzyme Solutions Inc. (B.C.) and 529473 B.C. Ltd. dated May 5, 2003 (5)

          10.6 Letter of Understanding dated January 24, 2005 between the Company and Organic Materials, LLC

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF the Sarbanes-Oxley Act of 2002

          32.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF the Sarbanes-Oxley Act of 2002


(1) Filed on November 20, 2000, as an exhibit to the Company's report on Form 10-QSB for the three months ended September 30, 2000 and incorporated herein by reference

(2) Filed on December 29, 2000, as an exhibit to the Company's transitional report on Form 10-KSB for the nine months ended September 30, 2000 and incorporated herein by reference

(3) Filed on February 14, 2001, as an exhibit to the Company's report on Form 10-QSB for the three months ended December 31, 2000 and incorporated herein by reference.

(4) Filed on May 15, 2001, as an exhibit to the Company's report on Form 10-QSB for the three months ended March 31, 2001, and incorporated herein by reference.

(5) Filed on August 14, 2003, as an exhibit to the Company's report on Form 10-QSB for the three months ended June 30, 2003, and incorporated herein by reference.

(6) Filed on January 13, 2005, as an exhibit to the Company's report on Form 10-KSB for the year ended September 30, 2004, and incorporated herein by reference.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EAPI ENTERTAINMENT, INC.


DATE:      February 18, 2005                      /s/ Ralph Petruzzo
          ------------------                   ---------------------------------
                                        Name:  Ralph Petruzzo
                                        Title: President