Form 10QSB
period 2005-03-31
EAPI ENTERTAINMENT INC
filed 2005-05-23
CIK 1040227

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 2005
                                --------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                     to
                                   -------------------    ---------------------

Commission  File  Number:     0-30096
                         ----------------


                                    EAPI ENTERTAINMENT, INC.
    -------------------------------------------------------------------------
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


                                 (604) 419 0430
                      -----------------------------------
                (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 11, 2005, 16,024,896 shares of common stock, par value $0.001 were issued and outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [_] No [X]

                                 TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 3

    Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . 3

              Condensed Consolidated Balance Sheets as of
              March 31, 2005 (unaudited), and September 30,
              2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

              Condensed Consolidated Statements of Operations
              and Comprehensive Loss for the six months ended
              March 31, 2005 and March 31, 2004 (unaudited). . . . . . . . . . 5

              Condensed Consolidated Statements of Operations
              and Comprehensive Loss for the three months
              ended March 31, 2005 and March 31, 2004
              (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . 6

              Condensed Consolidated Statements of
              Shareholders Deficiency for the six months ended
              March 31, 2005 (unaudited) . . . . . . . . . . . . . . . . . . . 7

              Condensed Consolidated Statements of Cash Flows for the
              six months ended March 31, 2005 and 2004 (unaudited) . . . . . . 8

              Notes to the Condensed Consolidated Financial Statements
              as of March 31, 2005 (unaudited) . . . . . . . . . . . . . . . . 9

    Item 2.   Management's Discussion and Analysis or Plan of Operation. . . .15

    Item 3    Controls and Procedures. . . . . . . . . . . . . . . . . . . . .26


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .27

    Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .27

    Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds. . .27

    Item 3.   Defaults upon Senior Securities. . . . . . . . . . . . . . . . .30

    Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . .30

    Item 5.   Other information. . . . . . . . . . . . . . . . . . . . . . . .30

    Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .31


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .32

ITEM  1.          FINANCIAL  STATEMENTS.

                            EAPI ENTERTAINMENT, INC.
                  (FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS                                                              March 31,     September 30,
                                                                      2005            2004
                                                                   (unaudited)
                                                                  -------------  ---------------
Current assets
  Cash                                                            $     35,197   $          400
                                                                  -------------  ---------------

TOTAL ASSETS                                                      $     35,197   $          400
                                                                  =============  ===============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
    Cash overdraft                                                $          -   $        7,991
    Accounts and fees payable                                          369,019          280,580
    Payables and fees to related parties                             2,211,755        1,558,714
    Short term notes to related parties                              1,455,627        1,139,227
                                                                  -------------  ---------------
      Total current liabilities                                      4,036,401        2,986,512
                                                                  -------------  ---------------

Shareholders' deficiency
    Preferred stock, 40,000,000 shares authorized $.001
      par value, 0 shares outstanding                                        -                -
    Common stock, 500,000,000 authorized, $.001 par
      value, 16,024,896 and 14,142,146 outstanding, respectively        16,025           14,143
    Paid in capital                                                  5,906,407        5,495,932
    Common stock to be issued                                        1,685,221        1,732,889
    Deferred consulting expenses, net                                  (90,000)               -
    Deficit                                                        (10,745,697)      (9,587,063)
    Accumulated other comprehensive loss                              (773,160)        (642,013)
                                                                  -------------  ---------------
      Total shareholders' deficiency                                (4,001,204)      (2,986,112)
                                                                  -------------  ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                    $     35,197   $          400
                                                                  =============  ===============

The accompanying notes are an integral part of the condensed consolidated financial statements

                            EAPI ENTERTAINMENT, INC.
                  (FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                       OTHER COMPREHENSIVE LOSS (unaudited)
                            for the six months ended


                                            March 31,     March 31,
                                              2005          2004
                                           ------------  ------------
Revenue                                    $         -   $         -
                                           ------------  ------------
Expenses
  Consulting and professional fees           1,052,407       362,671
  Rent, utilities and telephone                 30,511        72,306
  Office and administration                     21,042        15,697
  Investor communication                           174           659
  Travel, meals and entertainment                    -           186
                                           ------------  ------------
    Total expenses                           1,104,134       451,519
                                           ------------  ------------

  Loss from operations                      (1,104,134)     (451,519)
                                           ------------  ------------
Other expenses
  Interest                                     (54,500)      (79,733)
                                           ------------  ------------
    Total other expenses                       (54,500)      (79,733)
                                           ------------  ------------

Net loss                                   $(1,158,634)  $  (531,252)
                                           ============  ============


Net loss per share of common stock         $     (0.08)  $     (0.04)
                                           ============  ============

Basic & diluted weighted average of
  shares outstanding                        14,614,712    13,155,560
                                           ============  ============

Comprehensive loss

  Foreign currency translation adjustment  $  (131,147)  $  (120,338)
                                           ------------  ------------

  Other comprehensive loss                    (131,147)     (120,338)
  Net loss                                  (1,158,634)     (531,252)
                                           ------------  ------------

Comprehensive loss                         $(1,289,781)  $  (651,590)
                                           ============  ============

The accompanying notes are an integral part of the condensed consolidated financial statements

                            EAPI ENTERTAINMENT, INC.
                  (FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                       OTHER COMPREHENSIVE LOSS (unaudited)
                           For the three months ended


                                             March 31,    March 31,
                                               2005         2004
                                           ------------  ------------
Revenue                                    $         -   $         -

Expenses
  Consulting and professional fees             887,021       195,084
  Rent, utilities and telephone                 15,347        35,632
  Office and administration                      9,944        10,428
  Investor communication                           131           659
  Travel, meals and entertainment                    -             -
                                           ------------  ------------
    Total expenses                             912,443       241,803
                                           ------------  ------------

  Loss from operations                        (912,443)     (241,803)
                                           ------------  ------------

Other expenses
  Interest                                     (23,847)      (41,691)
                                           ------------  ------------
    Total other expenses                       (23,847)      (41,691)
                                           ------------  ------------

Net loss                                   $  (936,290)  $  (283,494)
                                           ============  ============


Net loss per share of common stock         $     (0.06)  $     (0.02)
                                           ============  ============


Basic & diluted weighted average of
  shares outstanding                        15,097,779    13,155,560
                                           ============  ============


Comprehensive loss

  Foreign currency translation adjustment  $  (104,911)  $    29,442
                                           ------------  ------------

  Other comprehensive loss                    (104,911)       29,442
  Net loss                                    (936,290)     (283,494)
                                           ------------  ------------

Comprehensive loss                         $(1,041,201)  $  (254,052)
                                           ============  ============

The accompanying notes are an integral part of the condensed consolidated financial statements

                            EAPI ENTERTAINMENT, INC.
                  (FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
          CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                     For the six monts ended March 31, 2005


                                                 Common Stock                                    Deferred
                                                                    Paid in     Common Stock    Consulting
                                                Shares    Amount    Capital     to be issued     Expense        Deficit
                                              ----------  -------  ----------  --------------  ------------  -------------

Balance, September 30, 2004                   14,142,146  $14,143  $5,495,932  $   1,732,889   $         -   $ (9,587,063)

Foreign currency translation adjustment                -        -           -              -

Stock issued on subscriptions for cash         1,382,750    1,382     310,975       (174,308)            -              -

Stock subscriptions issued for cash                    -        -           -        126,640             -              -

Stock issued for deferred consulting expense     500,000      500      99,500              -      (100,000)             -

Amortization of deferred consulting expense            -        -           -              -        10,000              -

Net loss for the period
  ended March 31, 2005                                 -        -           -              -                   (1,158,634)
                                              ----------  -------  ----------  --------------  ------------  -------------
Balance, March 31, 2005                       16,024,896  $16,025  $5,906,407  $   1,685,221   $   (90,000)  $(10,745,697)
                                              ==========  =======  ==========  ==============  ============  =============


                                                Accumulated
                                                   Other
                                               Comprehensive
                                                   Loss           Total
                                              ---------------  ------------

Balance, September 30, 2004                   $     (642,013)  $(2,986,112)

Foreign currency translation adjustment             (131,147)     (131,147)

Stock issued on subscriptions for cash                     -       138,049

Stock subscriptions issued for cash                        -       126,640

Stock issued for deferred consulting expense               -             -

Amortization of deferred consulting expense                -        10,000

Net loss for the period
  ended March 31, 2005                                     -    (1,158,634)
                                              ---------------  ------------
Balance, March 31, 2005                       $     (773,160)  $(4,001,204)
                                              ===============  ============

The accompanying notes are an integral part of the condensed consolidated financial statements

                            EAPI ENTERTAINMENT, INC.
                  (FORMERLY DURO ENZYME PRODUCTS, INCORPORATED)
                CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
                            For the six months ended


                                                                 March 31,    March 31,
                                                                   2005         2004
                                                               ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                       $(1,158,634)  $ (531,252)

Amortization of deferred consulting expense                         10,000            -
Adjustments to reconcile net loss to net cash
  used in operating activities
  Deferred rent                                                          -       (3,736)
  Increase in accounts payable                                      88,439       19,754
  Decrease in non-trade receivable                                       -      116,729
  Decrease in prepaid expenses                                           -       19,353
                                                               ------------  -----------

NET CASH USED IN OPERATING ACTIVITIES                           (1,060,195)    (379,152)
                                                               ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                               264,689            -
  (Decrease) increase in cash overdraft                             (7,991)         838
  Increase (decrease) in payables and fees to related parties      653,041      (12,274)
  Proceeds of short term notes from related parties                663,777      663,328
  Repayments of short term notes from related parties             (347,377)    (191,397)
                                                               ------------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        1,226,139      460,495
                                                               ------------  -----------

Effect of Foreign Currency Translation                            (131,147)    (120,338)
                                                               ------------  -----------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                       34,797      (38,995)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         400       38,995
                                                               ------------  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $    35,197   $        -
                                                               ============  ===========

The accompanying notes are an integral part of the condensed consolidated financial statements

                            EAPI ENTERTAINMENT, INC.
                 (FORMERLY - DURO ENZYME PRODUCTS, INCORPORATED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (Unaudited)


NOTE 1:     SIGNIFICANT ACCOUNTING POLICIES
            -------------------------------

Nature  of  Business
--------------------

     EAPI Entertainment, Inc. (the "Company") was incorporated under the laws of the State of Nevada on September 15, 1995. The Company's current business activities, which began in the second quarter of 2005, include partnering with technology leaders to utilize and apply waste management and recycling technologies and bring these technologies to the forefront through application in today's waste crisis. This positively impacts the world's environment and creates a clean and healthy global community for the next generation in a way, which provides environmental and financial benefits to all our stakeholders. The Company is seeking to acquire revenue generating businesses or projects with long term potential that will enable the Company to generate revenues to fund the current business plan in the waste management and recycling market.

Basis  of  Presentation
-----------------------

     The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the six and three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended September 30, 2004.

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

Principles  of  consolidation
-----------------------------

     The condensed consolidated financial statements include the accounts of EAPI Entertainment, Inc. and its six wholly owned subsidiaries (collectively, the "Company"), one of which (Duro

     Enzyme Solutions Inc. - Canada) owns five subsidiaries:

     Organic  Recycling  Technologies,  Ltd.
     Organic  Recycling  Management,  Inc.
     EAPI  Center  Inc.
     Home.web  Sub.Inv
     Duro Enzyme Solutions, Inc. - Nevada, USA (name to be changed) Duro Enzyme Solutions, Inc. - British Columbia, Canada (name to be changed)

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

Per  share  data
----------------

     Loss per common share for the three and six months ended March 31, 2005 and 2004 is computed based on the weighted average common stock and diluted common stock equivalents outstanding during the period as defined by Statement of Financial Accounting Standards, No. 128, "Earnings Per Share". For the three and six months ended March 31, 2005 and 2004, common stock equivalents are not considered in the calculation of diluted loss per share, as the effect would have been anti-dilutive.

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

NOTE 2:     RELATED PARTY TRANSACTIONS
            --------------------------

     A total of $990,500 and $328,668 was incurred and accrued in consultant services to related parties for the six months ended March 31, 2005 and 2004, respectively. The total outstanding and unpaid at March 31, 2005 and 2004, respectively, is $1,184,926 and $795,002, which is included in payables and fees to related parties. Thirteen companies, which are owned or controlled by shareholders or creditors of the Company, have provided services and expertise to the Company during the six months ended March 31, 2005 and 2004.

     Short-term loans of $663,777 and $471,931 were advanced to the Company by five shareholders during the six months ended March 31, 2005 and 2004 respectively. The interest rate for the notes is 10%. Total repayments of these short-term notes were $347,377 and $191,397 for the six months ended March 31, 2005 and 2004, respectively. The funds were used to fund operations.

     As of March 31, 2005 the Company owed $849,912 to related parties for terminated lease agreements and $176,918 in technology fees and lease payments, all of which are recorded as payables to related parties on the condensed consolidated balance sheets.

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

     During the year ended September 30, 2004, the Company agreed to convert $906,857 in short-term loans owed to a related party into stocks and warrants of the Company and subscription agreements were executed with respect to the stocks and warrants to be issued. The Company's Board of Directors have approved the issuance of these shares, however, (except with respect to 433,333 shares of common stock issued on June 14, 2004, 60,000 shares of common stock issued on January 20, 2005, 470,000 shares of common stock issued on January 24, 2005 and 162,500 shares of common stock issued on March 31, 2005) the Company has not formally issued share certificates or made entry into the Company's stock ledger with respect to the issuance of these shares.

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

     On January 25, 2005, the Company issued 31,250 units to Caulfield Capital Corporation, at a price of $0.20 per unit for total cash proceeds of $6,250. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.30 per share, expiring one year after the date of issuance.

     On February 4, 2005, the Company issued 500,000 units to 0708611 BC Ltd., at a price of $0.20 per unit for consulting services of $100,000. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.30 per share, expiring one year after the date of issuance.

     On February 14, 2005, the Company issued 100,000 units to an independent corporate investor, at a price of $0.20 per unit for total cash proceeds of $20,000. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.30 per share, expiring one year after the date of issuance.

     On March 4, 2005, the Company issued 180,000 units to three unrelated independent corporate investors, at a price of $0.20 per unit for total cash proceeds of $16,000. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.30 per share, expiring one year after the date of issuance.

     On March 31, 2005, at the direction of Pacific Ocean, 37,500 shares subscribed for by Pacific Ocean on June 15, 2004 pursuant to a subscription agreement for 244,000 units at a price per unit of $0.50 CDN and consisting of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $0.75 CDN per share, were issued to two unrelated individual investors residing in Canada.

     On March 31, 2005, at the direction of Pacific Ocean, 125,000 shares subscribed for by Pacific Ocean on June 15, 2004 pursuant to a subscription agreement for 217,000 units at a price per unit of $0.50 CDN and consisting of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $0.65 CDN per share, were issued to two unrelated individual investors residing in Canada.

     In connection with the common stock subscription agreements, the Company issued warrants to purchase 7,025,820 shares of common stock. 362,000 of the warrants have been exercised but 6,663,820 of the warrants remain unexercised at March 31, 2005 and are available to be exercised until June 2005 through to March 2006. The fair value of the warrants at the time of issuance was immaterial based upon the Company's calculations using the Black Scholes model.

Exercise Price  Warrants Issued
--------------  ---------------
CDN $0.35               470,000
CDN $0.65                55,000
CDN $0.75               244,000
CDN $1.00               199,332
US $0.30              1,190,250
US $0.35              1,008,500
US $0.40                111,300
US $0.50              1,114,786
US $0.40                229,000
US $0.70              2,041,652
                ---------------
Total                 6,663,820
                ===============


NOTE  4:     GOING  CONCERN
             --------------

     The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $1,158,634 and a negative cash flow from operations of $1,060,195 for the six months ended March 31, 2005, and had a working capital deficiency of $ 4,001,204 and a shareholders' deficiency of $4,001,204 as of March 31, 2005 that raise substantial doubt about its ability to continue as a going concern.

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

     On January 24, 2005 the Board of Directors signed a letter of understanding related to the purchase of certain hauling and processing equipment assets and certain waste hauling contracts of Organic Materials, LLC of New York. The purchase price for the assets and waste hauling contracts is $1,120,000. The Company intends to issue a convertible debenture to the vendor for this amount from the Company in full consideration of the purchase price. The Company has not yet finalized the agreement.

     On March 7, 2005 the Company signed an agreement to purchase a 60-acre permitted site in Saratoga, New York. The site is fully permitted for all types of waste including pulp and paper sludge, municipal solid waste, bio-solid waste, organic waste and wood waste. The purchase price for the site is $1,500,000 and the vendor has accepted a convertible debenture in full consideration of the purchase price. The Company and the vendor are in the process of obtaining an arms length appraisal to confirm the agreed-upon purchase price of $1,500,000. The first payment of $500,000 is due on June 30, 2005. When this payment is made it will bind the agreement and transfer title of the land to the Company. If the payment is not made, the agreement will be rescinded.


NOTE  6:     SUBSEQUENT  EVENTS
             ------------------

     On April 6, 2005, the Company signed a binding agreement to purchase all know how, marketing efforts, existing projects, leads, client listings and all site work in China from Waste Consultants Limited, which had developed these assets over the previous five years. With this purchase, the Company will possess the experience, know how, expertise and technologies to complete project work in China. The purchase price for the assets is US$500,000 and the vendor has accepted a convertible debenture in full consideration of the purchase price.

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

Beginning in January of 2005, the Company has undertaken a reorganization of its corporate affairs in connection with a determination by its Board of Directors to pursue business opportunities in the areas of waste management and recycling technologies. As a result of this reorganization, the Company has abandoned its activities in electronic entertainment and education and the marketing of natural agricultural, food and gardening products.

The Company's business plan is evolving as it seeks to partner with technology leaders in an effort to acquire, utilize and apply innovative and proven technologies to deal with existing recycling and waste management problems. The Company hopes to positively impact the world's environment and create a clean and healthy global community for the next generation in a way that provides both environmental and financial benefits to all of our stakeholders.

In pursuing business opportunities in waste management and recycling technologies, the Company is doing the following:

     - The Company has engaged the services of a new consultant with over 15 years of experience in environmental remediation and waste management.
     - The Company has negotiated an agreement in principal with Organic Materials, LLC to purchase hauling and processing equipment and waste hauling contracts.
     - The Company has negotiated the purchase of a 60 acre site in Saratoga, New York that is fully permitted for the treatment of all types of waste, including pulp and paper sludge, municipal solid waste, bio-solid waste, organic waste and wood waste. The Company intends to use this facility as part of a joint venture operation to treat organic waste materials and convert those materials into usable end products
     - The Company has acquired contact lists and project leads for the development of waste management facilities in China, and is currently seeking binding commitments from Chinese officials to build waste management facilities in Guangdong Province and the Chongqing region of Southeast China.

ENGAGEMENT  OF  MICHAEL  OLSSON
-------------------------------

On February 4, 2005 the Company engaged the services of Michael Olsson as a consultant to the Company for a period of 5 years. Mr. Olsson will provide the Company with assistance in locating and assessing new technologies and will assist the Company in identifying and developing business opportunities in waste management. The Company has agreed to pay a consulting fee of $5,000 per month for Mr. Olsson's services.

In  addition,  the  Company  has entered into a Fiscal Agency Agreement with Mr.
Olsson's company, 0708611 B.C. Ltd. whereby 0708611 B.C. Ltd. has agreed to identify and advise the Company on prospective business projects and opportunities as well as various technical matters. The Company has agreed to pay 0708611 B.C. Ltd. its customary fees for its services as well as an advance of $100,000 upon the successful execution of the agreement.

Mr. Olsson is a senior project manager and principal of Sumas Remediation Services Inc. in North Vancouver, BC, Canada. Mr. Olsson has over 15 years of experience in managing projects in environmental site investigations and remediation, wastewater engineering, and waste management. Mr. Olson is also fully versed in designing and commissioning liquid and solid waste treatment systems, landfills, special waste facilities and all waste and recycling technologies.

Mr. Olsson was educated at the University of British Columbia and holds a B.Sc. in microbiology with a specialization in biotechnology and a M.Sc. in chemical and biological engineering.

PURCHASE OF EQUIPMENT AND CONTRACTS FROM ORGANIC MATERIALS, LLC
---------------------------------------------------------------

On January 24, 2005 the Company entered into a letter of understanding (the "Letter of Understanding") for the purchase of hauling and processing equipment and waste hauling contracts from Organic Materials, LLC, a New York limited liability company ("OMLLC"). The acquisition of this equipment and these contracts has not yet closed. The Company and OMLLC are working to prepare formal agreements to effect the purchase of these assets and waste hauling contracts.

As set out in the Letter of Understanding, the Company will purchase tractors, trailers, a grinder, a dump trailer and a bucket loader from OMLLC. The Company will also purchase two multi-year contracts with Cassella Waste Management for the hauling of solid waste from the Hiram Hollow transfer station located in Moreau, New York. The total purchase price for the equipment and waste hauling contracts to be paid by the Company is $1,120,000, to be payable by the issuance of a $1,120,000, 1 year convertible debenture (the "OMLLC Debenture"). The OMLLC Debenture is to be payable in quarterly installments from the date the Debenture is issued and will accrue interest at a rate of 7% per annum.

OMLLC is an organic waste sales and service company with environmental recycling and handling permits, a fleet of trucks and numerous long term transportation contracts for organic waste. OMLLC generates revenue from selling, hauling and recycling topsoils, bark mulches, growing mediums, compost and animal manures.

PURCHASE  OF  60  ACRE  WASTE  SITE
-----------------------------------

On March 7, 2005 the Company signed an agreement to purchase a 60 acre site in Saratoga, New York (the "Saratoga Site") from Petruzzo Products Limited ("Petruzzo Products"), a New York company affiliated with our President, Ralph Petruzzo. The Saratoga Site is fully permitted to process all types of waste, including pulp and paper sludge, municipal solid waste, bio-solid waste, organic waste and wood waste.

Under the purchase agreement for the Saratoga Site, the Company has agreed to pay Petruzzo Products a purchase price of $1,500,000, payable in installments as follows:

     (a)  $500,000 by June 30, 2005;
     (b)  $100,000 by September 15, 2005;
     (c)  $100,000 by December 15, 2005;
     (d)  $100,000 by March 15, 2006;
     (e)  $100,000 by June 15, 2006;
     (f)  $200,000 by September 15, 20006;
     (g)  $200,000 by December 15, 2006; and
     (h)  $200,000 by March 15, 2007.

Interest is payable on the unpaid amounts of the purchase price at a rate of 5.5% per annum. One year after closing of the acquisition of the Saratoga Site, Petruzzo Products will have the right to convert all or any part of the amount owing into shares of the Company at the greater of 90% of the average closing price of the Company's common stock over the three trading days immediately prior to exercise or 90% of the average closing price of the Company's common stock over the thirty trading days immediately prior to exercise.

Transfer of title to the Saratoga Site is contingent upon the receipt by Petruzzo Products of the first installment payment in the amount of $500,000 by June 30, 2005. If the Company does not provide payment of the first installment as required under the purchase agreement, the parties have agreed that the purchase agreement will be treated as non-binding. The Company and Petruzzo Products are currently in the process of obtaining an arms-length appraisal of the Saratoga Site. In the event that the appraised value of the Saratoga Site differs materially from the agreed upon purchase price, the purchase price will be adjusted accordingly.

Currently the Company is seeking to obtain financing in an amount sufficient to enable it to make payment on the first installment, however it does not have any financing arrangements presently in place and there is no assurance that the Company will be able to obtain sufficient financing on terms acceptable to it or at all. If the Company is unable to obtain sufficient financing, it will not be able to complete the acquisition of the Saratoga Site.

SARATOGA  JOINT  VENTURE
------------------------

Currently, the Saratoga Site has become part of a joint venture (the "Saratoga Joint Venture") between Petruzzo Products, Bedminster International Ltd. ("Bedminster") and Tully Environmental, Inc. ("Tully"), a division of Tully Construction Co. Inc. As part of the Saratoga Joint Venture, Bedminster will establish and operate an organic waste treatment and separating plant based on their Bio-Energy Technology on the Saratoga Site and Tully will deliver waste materials to be processed at the site. It is expected that this joint venture project will be able to treat 400 tons of organic materials per day using the Bio-Energy Technology.

If the Company is able to complete the acquisition of the Saratoga Site, of which there is no assurance, it is expected that the Company will become a party to the Saratoga Joint Venture with Bedminster and Tully in place of Petruzzo Products.

LICENSING  RIGHTS  TO  THE  BIO-ENERGY  TECHNOLOGY
--------------------------------------------------

In addition to its efforts to acquire the Saratoga Site and to become a party to the Saratoga Joint Venture, the Company is currently negotiating with Bedminster to obtain the exclusive right to market, design, build and operate waste treatment plants based on the Bio-Energy Technology in North America, Asia and Europe. The Company has not yet reached an agreement for these rights with Bedminster and there is no assurance that the Company's negotiations with Bedminster will be successful or that the Company will be able to obtain any rights to the Bio-Energy Technology.

Bedminster's patented Bio-Energy Technology converts biodegradable waste into biofuel and/or other compost materials. Biofuel is a peat-like substance which, when burned, has a similar energy value to low grade coal. The Bio-Energy Technology is a self-contained composting facility. Raw waste materials are fed into the facility where larger non-biodegradable items are separated from the organic waste. The organic waste, along with small non-biodegradable items, are then batch fed into digester which utilizes a patented process to speed up the natural composting process. The result is a compost material suitable for use as biofuel, blended soil landscaping products, soil enhancers and other agricultural uses. The separated inorganic materials can be transported to other facilities for further recycling or to landfill sites.

The Bedminster Bio-Energy Technology is a proven technology and is currently operating at 12 facilities worldwide, including facilities located in Texas, Florida, Georgia, Tennesse and Massachusetts.

PURCHASE OF CONTACT LISTS AND PROJECT LEADS IN THE PEOPLE'S REPUBLIC OF CHINA
-----------------------------------------------------------------------------

On April 6, 2005, the Company entered into an agreement with Waste Consultants Limited ("Waste Consultants") to purchase all of Waste Consultants assets related to the construction and operation of organic recycling and waste management facilities in China, including all know how, past and present marketing efforts, client lists, government contacts and goodwill (the "Waste Consultants Agreement"). In exchange for these assets, the Company has agreed to issue a $500,000 promissory note to Waste Consultants, with interest payable at the rate of 4% per annum. The promissory note is payable in installments, the due date of which are contingent upon the occurrence of certain benchmark events related to the establishment of the first waste management facility by the Company, if any.

In addition, the Company has agreed to pay to Waste Consultants a bonus of $100,000 upon the completion of the first waste management facility, if any, constructed by us in China (the "Bonus"). The

Bonus will be convertible at a conversion price equal to 90% of the average closing price of the Company's stock over the three trading days immediately preceding conversion. The conversion right on the Bonus shall be exercisable in 1/8 portions after the completion of certain benchmarks related to the occurrence of certain benchmark events related to the establishment of the first waste management facility by the Company, if any.

For the past 5 years, Waste Consultants has worked in China to develop contacts in the field of waste management. Through Waste Consultants, the Company has obtained non-binding commitments from government officials located in the Guangdong Province of China to supply proposed facilities to be built by the Company with 1,000 tons of waste per day. The Company is currently negotiating with government officials to secure binding contracts for the supply of waste to facilities to be constructed by the Company, however there is no assurance that any such contracts will be reached. Even if the Company is able to secure such contracts, the Company does not currently have sufficient capital resources to construct the proposed facilities. The Company is currently seeking to obtain private equity financing, however the Company does not have any financing arrangements in place and there is no assurance that the Company will be able to obtain sufficient financing on terms acceptable to it or at all.

If the Company is able to secure binding agreements to build waste management facilities in China and is able to secure sufficient financing, of which there is no assurance, it intends to utilize the Bedminster Bio-Energy Technology to construct those facilities. The Company believes that the Bio-Energy Technology is ideally suited for Chinese waste management systems. In China, waste materials are not separated and are usually disposed of at one site or facility. The Company believes that the Bio-Energy Technology's ability to take unsorted waste as well as sewage sludge and produce compost suitable for land application makes it ideal for the Chinese waste management system. The Company is currently negotiating with Bedminster to obtain exclusive rights to the Bio-Energy Technology in regions within Asia as well as in North America and Europe. There is no assurance that the Company will be able to obtain these exclusive rights or any rights to the Bio-Energy Technology. If the Company is not able to secure rights to the Bio-Energy Technology, it will look to identify alternate technologies suitable for the Company's purposes.

In pursing business opportunities in China, the Company has focused its efforts on Guangdong Province and the Chongqing region of Southeast China.

The Company remains in the initial stages of developing its products. The ability of the Company to pursue its business plan and generate revenues is subject to the ability of the Company to achieve additional financing, of which there is no assurance.


PLAN  OF  OPERATION

During the next twelve months, the Company plans to continue to develop its business in the area of applied waste management technologies. In pursuing its plan, the Company intends to do the following:


1. The Company plans to finalize the purchase of hauling and processing equipment and waste hauling contracts from OMLLC. The Company estimates that it will cost approximately $1,120,000 to acquire these assets and contracts. Upon the execution of formal agreements with OMLLC, the Company expects to issue a 1 year $1,120,000 convertible debenture to OMLLC in payment of the purchase price.

2. The Company plans to complete the purchase of the Saratoga Site from Petruzzo Products. In order to acquire title to the Saratoga Site, the Company is required $500,000 to Petruzzo Products by June 30, 2005. If the Company makes payment on the first installment to purchase the Saratoga Site, it will be required to pay an additional $300,000 to Petruzzo Products over the next twelve months. If the Company is able to acquire title to the Saratoga Site, the Company expects to become a party to the Saratoga Joint Venture in place of Petruzzo Products. If the Company becomes a party to the Saratoga Joint Venture, the Company will utilize the Saratoga Site as part of the joint venture. There are no assurances that the Company will be able to acquire the Saratoga Site or that it will become a party to the Saratoga Joint Venture.

3. The Company will continue to negotiate with Bedminster to obtain exclusive and non-exclusive rights to the Bio-Energy Technology in regions within North America, Europe and Asia.

4. The Company plans to continue to seek a binding agreement from government officials in China to develop and construct waste management facilities to be located in Guangdong. The Company expects that it will spend approximately $1,100,000

5. The Company also plans to continue to seek other business opportunities in organic recycling and waste management technologies. In pursuit of this, it will look to purchase, partner with, enter into joint ventures with or otherwise develop relationships with technology leaders in the waste management and recycling industry.

Over the next twelve months the Company estimates that it will spend an aggregate of approximately $4,220,000 in pursuing its stated plan of operation. Of this amount, approximately $600,000 will be comprised of overhead expenses and $3,620,000 will be spent in development of the Company's businesses. Actual expenditures will depend on whether the Company is able to complete the asset and contract purchase from OMLLC, whether it completes the land purchase and whether the Company is able to undertake new purchases, joint ventures, partnerships or other relationships in the waste management and recycling technologies industry. The Company's financial requirements are expected to increase if the Company is able to enter into agreements that would enable it to pursue additional business lines in waste management and recycling technologies. There is no assurance that the Company will be able to successfully pursue its plan of operation due to its limited cash reserves and its working capital deficit. The Company does not have any financing arrangements in place and there is no assurance that adequate financing may be obtained.


RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2005

SECOND QUARTER AND SIX MONTHS SUMMARY

                     ---------------------------------------------  ---------------------------------------------

                            Second Quarter Ended March 31                     Six Months Ended March 31
                     ---------------------------------------------  ---------------------------------------------
                                                      Percentage                                     Percentage
                          2005            2004       Inc. / (Dec.)       2005            2004       Inc. / (Dec.)
                     ---------------------------------------------  ---------------------------------------------
Revenue              $         Nil   $         Nil             --   $         Nil   $         Nil             --
Operating Expenses        (912,443)       (241,803)         277.3%     (1,104,134)       (451,519)         144.5%
Other Expenses             (23,847)        (41,691)        (42.8%)        (54,500)        (79,733)          31.6%
                     ---------------------------------------------  ---------------------------------------------
Net Income (Loss)    $    (936,290)  $    (283,494)       (230.3%)  $  (1,158,634)  $    (531,252)       (118.1%)
                     =============================================  =============================================

REVENUES
--------

To date, the Company has not earned revenues from its organic recycling and waste management business, and there is no assurance that the Company will be able to do so in the future. The Company is presently in the initial stages of developing its business and its ability to ultimately generate revenues is subject to the ability of the Company to obtain additional financing and to successfully develop its business, of which there are no assurances.

OPERATING  COSTS  AND  EXPENSES
-------------------------------

                     ---------------------------------------------  ---------------------------------------------

                             Second Quarter Ended March 31                       Six Months Ended March 31
                     ---------------------------------------------  ---------------------------------------------
                                                      Percentage                                     Percentage
                          2005            2004       Inc. / (Dec.)       2005            2004       Inc. / (Dec.)
                     ---------------------------------------------  ---------------------------------------------
Consulting and       $      887,021  $      195,084         354.7%  $    1,052,407  $      362,671         190.2%
Professional Fees

Rent, Utilities and          15,347          35,632        (56.9%)          30,511          72,306        (57.8%)
Telephone

Office and                    9,944          10,428         (4.6%)          21,042          15,697          34.1%
Administration

Investor                        131             659        (80.1%)             174             659        (73.6%)
Communication

Travel, Meals and               Nil             Nil            --              Nil             186         (100%)
Entertainment
                     ---------------------------------------------  ---------------------------------------------
Total Operating             912,443         241,803         277.3%       1,104,134         451,519         144.5%
Expenses

Interest Expenses            23,847          41,691        (42.8%)          54,500          79,733        (31.6%)
                     ---------------------------------------------  ---------------------------------------------
Total Expenses              936,290         283,494         230.3%       1,158,634         531,252         118.1%
                     =============================================  =============================================

Consulting and professional fees increased by 354.7% for the three months ended March 31, 2005 over the same period ended March 31, 2004 as a result of a consulting contract with Milverton Capital Corporation ("Milverton Capital") on March 1, 2005. During the period, Milverton Capital provided the Company with administrative and accounting services and support, public and investor relations services and capital raising support. In addition, Milverton Capital provided us with expertise in the field of recycling and waste management. As the Company continues to pursue its plan of operation, it expects that the amount of professional and consulting fees incurred by it will continue to increase.

Rent, utilities and telephone expenses decreased significantly as a result of the closing of one of the Company's offices and the Company renting new office space at a far reduced cost.

Interest expenses decreased by 42.8% during the three months ended March 31, 2005 over the same period ended March 31, 2004 as a result of agreements made by the Company with its related party creditors in June, 2004 to issue shares of its common stock in exchange for the cancellation of short term notes.

The Company expects its operating expenses to continue to increase significantly over the next twelve months as it continues to pursue its plan of operation. If the Company is successful in its efforts with respect to any or all portions of its plan of operation for the next twelve months, of which there is no assurance, the Company expects its operating expenses to increase even further.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash  Flows
-----------

                                               ------------------------------
                                                 Six Months Ended March  31
                                               ------------------------------
                                                    2005            2004
                                               --------------  --------------
Net Cash from (used in) Operating Activities   $  (1,160,195)  $    (379,152)
Net Cash from (used in) Financing Activities       1,226,139         460,495
Effect of Foreign Currency Translation              (131,147)       (120,338)
                                               ------------------------------
Net Increase (decrease) in Cash During Period  $    (197,091)  $     (38,995)
                                               ==============================

Working  Capital
----------------

                         -------------------------------------------------------------------
                                                                            Percentage
                          At March 31, 2005    At September 30, 2004   Increase / (Decrease)
                         -------------------------------------------------------------------
Current Assets           $           35,197   $                  400                8,699.3%
Current Liabilities              (4,036,401)              (2,986,512)                  35.2%
                         -------------------------------------------------------------------
Working Capital Deficit  $       (4,001,204)  $           (2,986,112)                  34.0%
                         ===================================================================

The Company had cash of $35,197 as of March 31, 2005 compared to a cash overdraft of $838 as of March 31, 2004 and cash of $400 and a cash overdraft of $7,991 at September 30, 2004. The increase to the Company's working capital deficit was largely a result of increases to the Company's accounts and fees payable and increases to amounts payable to related parties. The increase in these amounts is a result of our increased business development activities during the six months ended March 31, 2005.

The Company has estimated that it will require approximately $4,220,000 over the next twelve months to pursue its plan of operation. This amount is well in excess of our existing financial resources and the Company will need to obtain substantial financing in order to pursue our plan of operation for the next twelve months. The Company is currently seeking private equity financing, however it does not have any financing arrangements in place and there is no assurance that it will be able to obtain financing on terms acceptable to it or at all. Further, due to the Company's substantial working capital deficit and its current inability to generate revenues, there is no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations.


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

Principles  of  Consolidation
-----------------------------

The condensed consolidated financial statements include the accounts of EAPI Entertainment, Inc. and its six wholly owned subsidiaries, one of which (Duro Enzyme Solutions Inc. -Canada) owns five subsidiaries.

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

The  Company  Requires  Additional  Financing  in  Order  to  Pursue Its Plan of
--------------------------------------------------------------------------------
Operation.
----------

The Company's plan of operation will require an estimated $4,220,000 to be spent over the next 12 months. The Company's current operating funds are insufficient to complete its plan of operation without additional financing. The Company had cash of only $35,197 and a working capital deficit of $4,001,204 as of March 31, 2005. Due to the Company's substantial working capital deficiency, the funds necessary to pursue its plan of operation and the Company's current inability to generate revenues, the Company will require substantial financing in order to pursue its plan of operation. In addition, there is no assurance that the Company's actual cash requirements will not exceed its estimates. If the actual cost of developing the Company's business is greater than expected, then the Company's ability to complete its plan of operation may be adversely affected. If the Company is unable to acquire sufficient financing on terms acceptable to it, the Company's operations could be severely limited and the Company may not be able to implement its plan of operation.

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

The  Company  May  Not  Be  Successful  In  Developing  Its  Business.
----------------------------------------------------------------------

Even if sufficient financing is obtained, there is no assurance that the Company will be able to successfully undertake new purchases, joint ventures, partnerships or other relationships in the waste management and recycling technologies industry. Although the Company has signed a Letter of Understanding with OMLLC, the Company has not yet completed the acquisition of the hauling and processing equipment and contracts from OMLLC and there is no assurance that the acquisition of these assets from OMLLC will be completed. Failure to acquire the assets and contracts from OMLLC or otherwise enter into partnerships, joint ventures or other relationships may cause a shortfall in the Company's anticipated revenue and cause the Company's operating results to be materially different from expectations.

Although the Company has entered into an agreement for the purchase of the Saratoga Site, the Company will not receive title to the Saratoga Site unless it can provide Petruzzo Products with a payment of $500,000 on or before June 30, 2005. If the Company is not able to complete the acquisition of the Saratoga Site, the Company may not be able to become a party to the Saratoga Joint Venture and the Company's future business prospects may be adversely affected.

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

The Company is Subject to the SEC Penny Stock Rules, which May Reduce Trading of
--------------------------------------------------------------------------------
Its  Common  Stock.
-------------------

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of Securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price;
(d) contains a toll-free telephone number for inquiries on disciplinary actions;
(e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and in such form as the SEC shall require by rule or regulation. The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must: (a) make a special written determination that the penny stock is a suitable investment for the purchaser and (b) receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction.

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


ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As disclosed in its Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, the Company had entered into various subscription agreements with Pacific Ocean Resources Corporation, one of the Company's principal stockholders ("Pacific Ocean"), during the year ended September 30, 2004 for the issuance of a number of shares of common stock and share purchase warrants to be issued in consideration for the cancellation of short-term loans owed by the Company to Pacific Ocean. As of the date of filing such Annual Report, although the Board of Directors had approved the issuance of the units subscribed for, except with respect to 433,333 shares issued on June 14, 2004, the Company had not formally issued share certificates to Pacific Ocean nor had entry been made in the stock ledger of the Company. The Company is currently in the process of completing the issuance of these shares. The Board of Directors approved the issuance of the shares and warrants to Pacific Ocean pursuant to Regulation S promulgated under the Securities Act of 1933 (the "Securities Act") on the basis of representations made by Pacific Ocean that it is not a "U.S. Person" as defined in Regulation S and that Pacific Ocean was not acquiring those shares for the account or benefit of a U.S. Person. Since the end of our fiscal year, the following issuances have been made by the Company pursuant to the subscription agreements signed by Pacific Ocean in the Company's 2004 fiscal year:

     - On January 20, 2005, at the direction of Pacific Ocean, 60,000 shares subscribed for by Pacific Ocean on June 15, 2004 pursuant to a subscription agreement for 217,000 units at a price per unit of $0.50 CDN and consisting of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $0.65 CDN per share, were issued to two unrelated individual investors residing in Canada.

     - On January 24, 2005, at the direction of Pacific Ocean, 470,000 shares subscribed for by Pacific Ocean on June 25, 2004 pursuant to a subscription agreement for 470,000 units at a price of $0.25 CDN per unit and consisting of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $0.35 CDN per share, were issued to three unrelated private investors residing in Canada.

     - On March 31, 2005, at the direction of Pacific Ocean, 125,000 shares subscribed for by Pacific Ocean on June 15, 2004 pursuant to a subscription agreement for 217,000 units at a price of $0.50 CDN per unit and consisting of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $0.65 CDN per share, were issued to four unrelated private investors residing in Canada.

     - On March 31, 2005, at the direction of Pacific Ocean, 37,500 shares subscribed for by Pacific Ocean on June 15, 2004 pursuant to a subscription agreement for 244,000 units at a price of $0.50 CDN per unit and consisting of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $0.75 CDN per share, were issued to four unrelated private investors residing in Canada.

On January 17, 2005, the Company issued 379,000 units to Pacific Ocean at a price of $0.20 per unit for total cash proceeds of $75,800. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.30 per share, expiring one year after the date of issuance. These units were issued to Pacific Ocean pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by Pacific Ocean that it is not a "U.S. Person" as defined in Regulation S and that Pacific Ocean was not acquiring the units for the account or benefit of a U.S. Person.

On January 25, 2005, the Company issued 31,250 units to Caulfield Capital Corporation, a consultant to the Company, at a price of $0.20 per unit for total cash proceeds of $6,250. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.30 per share, expiring one year after the date of issuance. These units were issued to Caulfield Capital Corporation pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by Caulfield Capital Corporation that it is not a "U.S. Person" as defined in Regulation S and that Caulfield Capital Corporation was not acquiring the units for the account or benefit of a U.S. Person.

On February 4, 2005, the Company issued 500,000 units to 0708611 BC Ltd., a consultant to the Company, at a price of $0.20 per unit for total cash proceeds of $100,000. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.30 per share, expiring one year after the date of issuance. These units were issued to 0708611 BC Ltd. pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by 0708611 BC Ltd. that it is not a "U.S. Person" as defined in Regulation S and that 0708611 BC Ltd. was not acquiring the units for the account or benefit of a U.S. Person.

On February 14, 2005, the Company issued 100,000 units to an independent corporate investor at a price of $0.20 per unit for total cash proceeds of $20,000. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.35 per share, expiring one year after the date of issuance. These units were pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by the investor that it was not a "U.S. Person" as defined in Regulation S and that the investor was not acquiring the units for the account or benefit of a U.S. Person.

On March 4, 2005, the Company issued 180,000 units to three unrelated individual investors, at a price of $0.20 per unit for total cash proceeds of $36,000. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.35 per share, expiring one year after the date of issuance. These units were issued pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by the investors that they were not "U.S. Persons" as defined in Regulation S and that they were not acquiring the units for the account or benefit of a U.S. Person.

On March 18, 2005, the Company issued 41,750 units to an unrelated individual investor, at a price of $0.40 per unit for total cash proceeds of $16,700. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.60 per share, expiring one year after the date of issuance. These units were issued pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by the investor that he was not a "U.S. Person" as defined in Regulation S and that he was not acquiring the units for the account or benefit of a U.S. Person.

On March 24, 2005, the Company issued 41,750 units to an unrelated individual investor at a price of $0.40 per unit for total cash proceeds of $16,700. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.60 per share, expiring one year after the date of issuance. These units were issued pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by the investor that he was not a "U.S. Person" as defined in Regulation S and that he was not acquiring the units for the account or benefit of a U.S. Person.

On March 24, 2005, the Company issued 111,300 units to an unrelated individual investor at a price of $0.30 per unit for total cash proceeds of $33,390. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.40 per share, expiring one year after the date of issuance. These units were issued pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by the investor that he was not a "U.S. Person" as defined in Regulation S and that he was not acquiring the units for the account or benefit of a U.S. Person.

On March 26, 2005, the Company issued 16,500 units to two unrelated investors, at a price of $0.50 per unit for total cash proceeds of $8,250. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.60 per share, expiring one year after the date of issuance. These units were issued pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by the investors that they were not "U.S. Persons" as defined in Regulation S and that they were not acquiring the units for the account or benefit of a U.S. Person.

On March 31, 2005, the Company issued 129,000 units to three unrelated individual investors, at a price of $0.40 per unit for total cash proceeds of $51,600. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.60 per share, expiring one year after the date of issuance. These units were issued pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by the investors that they were not "U.S. Persons" as defined in Regulation S and that they were not acquiring the units for the account or benefit of a U.S. Person.

SUBSCRIBED  FOR  BUT  UNISSUED  SHARES
--------------------------------------

In addition to the above share issuances, the Company has entered into the following subscription agreements. The Company has received from each of these investors the subscription price set out in the agreements. However the Company has not yet issued the subscribed for securities, but expects to issue these securities shortly. The Company is using the funds received from these investors as general working capital.

     - On April 13, 2005, the Company agreed to issue an aggregate of 15,000 units to two unrelated individual investors, at a price of $0.50 per unit for total cash proceeds of $7,500. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.75 per share, expiring one year after the date of issuance. It is expected that these units will be issued to the investors pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by the investors that they are not "U.S. Persons" as defined in Regulation S and that they are not acquiring the units for the account or benefit of a U.S. Person.

     - On April 15, 2005, the Company agreed to issue an aggregate of 13,280 units to two unrelated individual investors, at a price of $0.50 per unit for total cash proceeds of $6,640. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.75 per share, expiring one year after the date of issuance. It is expected that these units will be issued to the investors pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by the investors that they are not "U.S. Persons" as defined in Regulation S and that they are not acquiring the units for the account or benefit of a U.S. Person.

     - On April 15, 2005, the Company agreed to issue an aggregate of 421,200 units to a number of unrelated individual investors, at a price of $0.50 per unit for total cash proceeds of $210,600. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.75 per share, expiring one year after the date of issuance. It is expected that these units will be issued to the investors pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by the investors that they are not "U.S. Persons" as defined in Regulation S and that they are not acquiring the units for the account or benefit of a U.S. Person.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5.     OTHER INFORMATION.

Except as disclosed below or elsewhere in this Quarterly Report on Form 10-QSB, all information required to be reported by the Company during the period covered by this Quarterly Report has been previously disclosed in this Quarterly Report or in the Company's previous filings with the SEC.

ENTRY INTO MATERIAL DEFINITIVE AGREEMENTS
-----------------------------------------

Entry into Consulting Agreement with Milverton Capital Corporation
------------------------------------------------------------------

On March 1, 2005, the Company entered into a binding agreement with Milverton Capital Corporation ("Milverton Capital"), a private company owned by Rene Branconnier, the uncle of the Company's Chief Financial Officer and Treasurer, Dean Branconnier, and the Company's Secretary, Chad Burback. Pursuant to this agreement, the Company agreed to pay Milverton Capital CDN $835,000 for services provided to the Company up to and including March 31, 2005. Milverton Capital provides the Company with general administrative and accounting support as well as investor relations services and capital raising support.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

EXHIBIT  DESCRIPTION OF EXHIBIT
NUMBER
-------  ----------------------------------------------------------------------------------
    3.1  Amended and Restated Articles of Incorporation dated February 5, 2001(1)

    3.2  Amended and Restated Bylaws dated January 8, 2001(1)

    4.1  Specimen Stock Certificate for Shares of Common Stock of the Company(2)

   10.1  Termination of License Agreements between the Duro Enzyme Solutions Inc.
         (Nevada), Duro Enzyme Solutions Inc. (B.C.) and 529473 B.C. Ltd. dated May 5,
         2003 (3)

   10.2  Letter of Understanding dated January 24, 2005 between the Company and Organic
         Materials, LLC(4)

   10.3  Consulting Contract dated February 4, 2005 between the Company and 0708611 B.C.
         Ltd.

   10.4  Fiscal Agency Agreement dated February 4, 2005 between the Company and
         0708611 B.C. Ltd.

   10.5  Asset Purchase Agreement dated March 7, 2005 between the Company, its wholly owned subsidiary Organic Recycling Technologies, Ltd. and Petruzzo Products
         Limited.

   10.6  Asset Purchase Agreement dated April 6, 2005 between the Company and Waste
         Consultants Limited.

   10.7  Binding Letter of Agreement dated March 1, 2005 between the Company and
         Milverton Capital Corporation.

   31.1  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-
         Oxley Act of 2002

   31.2  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-
         Oxley Act of 2002

   32.1  Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2  Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed on May 15, 2001, as an exhibit to the Company's report on Form 10-QSB for the three months ended March 31, 2001, and incorporated herein by reference.

(2) Filed on December 29, 2000, as an exhibit to the Company's transitional report on Form 10-KSB for the nine months ended September 30, 2000 and incorporated herein by reference

(3) Filed on August 14, 2003, as an exhibit to the Company's report on Form 10-QSB for the three months ended June 30, 2003, and incorporated herein by reference.

(4) Filed on February 22, 2005, as an exhibit to the Company's report on Form 10-QSB for the three months ended December 31, 2004, and incorporated herein by reference.

REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2005. We have not filed any Current Reports on Form 8-K since March 31, 2005.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    EAPI ENTERTAINMENT, INC.

                                    /S/ RALPH PETRUZZO
DATE:  May 20    , 2005
       ------------------            -------------------------------------------
                                    Name: Ralph Petruzzo
                                    Title: Chief Executive Officer and President

                                    /S/ DEAN BRANCONNIER
DATE: May 20     , 2005
       ------------------           --------------------------------------------
                                    Name: Dean Branconnier
                                    Title: Chief Financial Officer and Treasurer