Form 10QSB
period 2005-06-30
Organic Recycling Technologies Inc.
filed 2005-08-23
CIK 1040227

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number:     000-30096

ORGANIC RECYCLING TECHNOLOGIES INC.
(Exact name of small business issuer as specified in its charter)

Nevada	77-0454933
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 204 - 3970 E. Hastings Street
Burnaby, BC V5C 6C1
(Address of principal executive offices)

(604) 419 0430
(Issuer’s telephone number, including area code)

EAPI ENTERTAINMENT, INC.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of July 22, 2005, 22,094,525 shares of common stock, par value $0.001 were issued and outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐   No ☒

ITEM 1.	FINANCIAL STATEMENTS.

ORGANIC RECYCLING TECHNOLOGIES INC.
(FORMERLY EAPI ENTERTAINMENT, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2005 (unaudited)	September 30, 2004
Current assets
Cash	$543,590	$400

TOTAL ASSETS	$543,590	$400

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
Cash overdraft	$-	$7,991
Accounts and fees payable	451,275	280,580
Payables and fees to related parties	2,377,145	1,558,714
Short term notes to related parties	1,081,193	1,139,227
Total current liabilities	3,909,613	2,986,512

Shareholders' deficiency
Preferred stock, 40,000,000 shares authorized $.001 par value, 0 shares outstanding	-	-
Common stock, 500,000,000 authorized, $.001 par value, 20,871,220 and 14,142,146 outstanding, respectively	20,871	14,143
Paid in capital	8,338,555	5,495,932
Common stock to be issued	1,767,450	1,732,889
Deferred consulting expenses, net	(75,000)	-
Deficit	(12,489,871)	(9,587,063)
Accumulated other comprehensive loss	(928,028)	(642,013)
Total shareholders' deficiency	(3,366,023)	(2,986,112)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$543,590	$400

The accompanying notes are an integral part of the condensed consolidated financial statements

ORGANIC RECYCLING TECHNOLOGIES INC.
(FORMERLY EAPI ENTERTAINMENT, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE LOSS (unaudited)
For the nine months ended

	June 30, 2005	June 30, 2004

Revenue	$-	$-

Expenses
Consulting and professional fees	1,891,647	539,741
Rent, utilities and telephone	52,906	90,556
Office and administration	78,382	32,921
Investor communication	16,902	3,284
Travel, meals and entertainment	36,169	186
Stock based compensation expense	729,439	-
Total expenses	2,805,445	666,688

Loss from operations	(2,805,445)	(666,688)

Other expenses
Interest	(97,363)	(113,656)
Total other expenses	(97,363)	(113,656)

Net loss	$(2,902,808)	$(780,344)

Net loss per share of common stock	$(0.19)	$(0.06)

Basic & diluted weighted average of shares outstanding	15,450,615	13,179,370

Comprehensive loss

Foreign currency translation adjustment	$(286,015)	$(49,410)

Other comprehensive loss	(286,015)	(49,410)
Net loss	(2,902,808)	(780,344)

Comprehensive loss	$(3,188,823)	$(829,754)

The accompanying notes are an integral part of the condensed consolidated financial statements

ORGANIC RECYCLING TECHNOLOGIES INC.
(FORMERLY EAPI ENTERTAINMENT, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE LOSS (unaudited)
For the three months ended

	June 30, 2005	June 30, 2004

Revenue	$-	$-

Expenses
Consulting and professional fees	839,240	177,070
Rent, utilities and telephone	22,395	18,250
Office and administration	57,340	17,223
Investor communication	16,728	2,626
Travel, meals and entertainment	36,169	-
Stock based compensation expense	729,439	-
Total expenses	1,701,311	215,169

Loss from operations	(1,701,311)	(215,169)

Other expenses
Interest	(42,863)	(33,922)
Total other expenses	(42,863)	(33,922)

Net loss	$(1,744,174)	$(249,091)

Net loss per share of common stock	$(0.10)	$(0.02)

Basic & diluted weighted average of shares outstanding	17,122,420	13,226,989

Comprehensive loss

Foreign currency translation adjustment	$(154,868)	$70,928

Other comprehensive loss	(154,868)	70,928
Net loss	(1,744,174)	(249,091)

Comprehensive loss	$(1,899,042)	$(178,163)

The accompanying notes are an integral part of the condensed consolidated financial statements

ORGANIC RECYCLING TECHNOLOGIES INC.
(FORMERLY EAPI ENTERTAINMENT, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
For the nine months ended June 30, 2005

							Accumulated
	Common stock			Common	Deferred		Other
			Paid in	Stock to	Consulting		Comprehensive
	Shares	Amount	Capital	be issued	Expense	Deficit	Loss	Total

Balance, September 30, 2004	14,142,146	$14,143	$5,495,932	$1,732,889	$-	$(9,587,063)	$(642,013)	$(2,986,112)

Foreign currency translation adjustment	-	-	-	-			(286,015)	(286,015)

Stock issued on subscriptions for cash	6,229,074	6,228	2,013,684	(1,880,553)	-	-	-	139,359

Warrants exercised for cash but stock not issued	-	-	-	83,539	-	-	-	83,539

Stock subscriptions issued for cash	-	-	-	1,831,575	-	-	-	1,831,575

Stock issued for deferred consulting expense	500,000	500	99,500	-	(100,000)	-	-	-

Amortization of deferred consulting expense	-	-	-	-	25,000	-	-	25,000

Stock based compensation expense			729,439					729,439

Net loss for the period ended June 30, 2005	-	-	-	-		(2,902,808)	-	(2,902,808)

Balance, June 30, 2005	20,871,220	$20,871	$8,338,555	$1,767,450	$(75,000)	$(12,489,871)	$(928,028)	$(3,366,023)

The accompanying notes are an integral part of the condensed consolidated financial statements

ORGANIC RECYCLING TECHNOLOGIES INC.
(FORMERLY EAPI ENTERTAINMENT, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the nine months ended

	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(2,902,808)	$(780,344)

Amortization of deferred consulting expense	25,000	-
Adjustments to reconcile net loss to net cash used in operating activities
Deferred rent	-	(18,055)
Increase in accounts payable	170,695	(4,817)
Decrease in non-trade receivable	-	106,360
Decrease in prepaid expenses	-	43,089

NET CASH USED IN OPERATING ACTIVITIES	(2,707,113)	(653,767)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	2,054,473	-
(Decrease) increase in cash overdraft	(7,991)	-
Increase (decrease) in payables and fees to related parties	818,431	93,756
Stock based compensation expense	729,439	-
Proceeds of short term notes from related parties	1,356,538	695,468
Repayments of short term notes from related parties	(1,414,572)	(124,127)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,536,318	665,097

Effect of Foreign Currency Translation	(286,015)	(49,410)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	543,190	(38,080)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	400	38,995

CASH AND CASH EQUIVALENTS, END OF PERIOD	$543,590	$915

SUPPLEMENTAL DISCLOSURES
Noncash Investing and Financing Activities Stock subscriptions issued in exchange for Short term notes from related parties	$0	$883,607

The accompanying notes are an integral part of the condensed consolidated financial statements

ORGANIC RECYCLING TECHNOLOGIES
(FORMERLY EAPI ENTERTAINMENT, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2005
(Unaudited)

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Organic Recycling Technologies Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 15, 1995 under the name Home.Web, Inc. The Company’s current business activities, which began in the second quarter of 2005, include partnering with technology leaders to utilize and apply waste management and recycling technologies and bring these technologies to the forefront through application in today’s waste crisis. This positively impacts the world’s environment and creates a clean and healthy global community for the next generation in a way, which provides environmental and financial benefits to all our stakeholders. The Company is seeking to acquire revenue generating businesses or projects with long term potential that will enable the Company to generate revenues to fund the current business plan in the waste management and recycling market.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the nine and three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. The accompanying condensed consolidated financial statements and the information included under the heading “Management’s Discussion and Analysis” should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Form 10-KSB for the year ended September 30, 2004.

Name Change

Effective on May 27, 2003, the Company changed its name from Duro Enzyme Products Inc. to EAPI Entertainment, Inc.

Effective on July 7, 2005, the Company changed its name from EAPI Entertainment, Inc. to Organic Recycling Technologies Inc.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Organic Recycling Technologies Inc. and its six wholly owned subsidiaries (collectively, the “Company”), one of which (Duro Enzyme Solutions Inc. - Canada) owns five subsidiaries:

Organic Recycling Technologies, Ltd.
Organic Recycling Management, Inc.
EAPI Center Inc.
Home.web Sub.Inv
Duro Enzyme Solutions, Inc. - Nevada, USA (name to be changed)
Duro Enzyme Solutions, Inc. - British Columbia, Canada (name to be changed)

EASI Studios Inc.
ORTI Organic Recycling Technologies Inc.
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

Per Share Data

Loss per common share for the three and nine months ended June 30, 2005 and 2004 is computed based on the weighted average common stock outstanding during the period as defined by Statement of Financial Accounting Standards, No. 128, “Earnings Per Share”. For the three and nine months ended June 30, 2005 and 2004, common stock equivalents are not considered in the calculation of diluted loss per share, as the effect would have been anti-dilutive.

Reclassification

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on the previously issued financial statements of the Company.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005 for non-small business issuers, and after the first fiscal year that begins after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

NOTE 2:	RELATED PARTY TRANSACTIONS

A total of $1,089,040 and $477,357 was incurred and accrued in consultant services to related parties for the nine months ended June 30, 2005 and 2004, respectively. The total outstanding and unpaid at June 30, 2005 and 2004, respectively, is $1,106,338 and $901,031, which is included in payables and fees to related parties. Thirteen companies, which are owned or controlled by shareholders or creditors of the Company, have provided services and expertise to the Company during the nine months ended June 30, 2005 and 2004.

Short-term loans of $1,356,538 and $695,468 were advanced to the Company by five shareholders during the nine months ended June 30, 2005 and 2004 respectively. The interest rate for the notes is 10%. Total repayments of these short-term notes were $1,414,572 and $124,127 for the nine months ended June 30, 2005 and 2004, respectively. The funds were used to fund operations. As of June 30, 2005, short term loans amounted to $1,081,193.

As of June 30, 2005, the Company owed $1,096,170 to related parties for terminated lease agreements and $174,637 in technology fees and lease payments, all of which are recorded as payables to related parties on the condensed consolidated balance sheets.

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

During the year ended September 30, 2004, the Company agreed to convert $906,857 in short-term loans owed to a related party into stocks and warrants of the Company and subscription agreements were executed with respect to the stocks and warrants to be issued. The Company’s Board of Directors have approved the issuance of these shares and they were issued as 433,333 shares of common stock issued on June 14, 2004, 60,000 shares of common stock issued on January 20, 2005, 470,000 shares of common stock issued on January 24, 2005 and 162,500 shares of common stock issued on March 31, 2005. Except for 8,000 shares of common stock that has not been issued, the remaining 1,690,285 common stock and exercised warrants were issued prior to June 30, 2005. The Company has not formally issued share certificates or made entry into the Company’s stock ledger with respect to the issuance of these final 8,000 shares.

On January 17, 2005, the Company issued 379,000 units to Pacific Ocean Resources Corporation, one of the Company’s principal stockholders (“Pacific Ocean”), at a price of $0.20 per unit for total cash proceeds of $75,800. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.30 per share, expiring one year after the date of issuance.

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

One March 18, 2005, the Company issued 41,750 units to an unrelated independent investors, at a price of $0.40 per unit for total cash proceeds of $16,700. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.60 per share, expiring one year after the date of issuance.

One March 24, 2005, the Company issued 41,750 units to an unrelated independent investors, at a price of $0.40 per unit for total cash proceeds of $16,700. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.60 per share, expiring one year after the date of issuance.

One March 24, 2005, the Company issued 111,300 units to an unrelated independent investors, at a price of $0.30 per unit for total cash proceeds of $33,390. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.40 per share, expiring one year after the date of issuance.

One March 26, 2005, the Company issued 16,500 units to two unrelated independent investors, at a price of $0.50 per unit for total cash proceeds of $8,250. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.60 per share, expiring one year after the date of issuance.

One March 31, 2005, the Company issued 129,000 units to two unrelated independent investors, at a price of $0.40 per unit for total cash proceeds of $51,600. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.60 per share, expiring one year after the date of issuance.

Between April 13, 2005 and April 15, 2005, the Company issued 28,280 units to three unrelated independent investors, at a price of $0.50 per unit for total cash proceeds of $14,140. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.75 per share, expiring one year after the date of issuance.

On April 15, 2005, the Company issued 421,200 units to eight unrelated independent investors, at a price of $0.40 per unit for total cash proceeds of $168,480. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.60 per share, expiring one year after the date of issuance.

On April 15, 2005, the Company issued 100,000 units to one unrelated independent investor, at a price of $0.25 per unit for total cash proceeds of $25,000. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.35 per share, expiring one year after the date of issuance.

On April 30, 2005, the Company issued 1,040,596 units to one unrelated independent corporate investors, at a price of $0.50 per unit for total cash proceeds of $520,298. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.75 per share, expiring one year after the date of issuance.

On May 10, 2005, the Company issued 26,200 units to two unrelated independent investors, at a price of $0.50 per unit for total cash proceeds of $13,100. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.75 per share, expiring one year after the date of issuance.

On May 10, 2005, the Company issued 78,500 units to one unrelated independent investors, at a price of $0.27 per unit for total cash proceeds of $21,195. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.60 per share, expiring one year after the date of issuance.

On May 14, 2005, the Company issued 400,000 units to one unrelated independent corporate investors, at a price of $0.41 per unit for total cash proceeds of $164,000. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.60 per share, expiring one year after the date of issuance.

On May 15, 2005, the Company issued 125,000 units to one unrelated independent investor, at a price of $0.20 per unit for total cash proceeds of $25,000. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.35 per share, expiring one year after the date of issuance.

On May 20, 2005, the Company issued 80,000 units to one unrelated independent corporate investor, at a price of $0.25 per unit for total cash proceeds of $20,000. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.35 per share, expiring one year after the date of issuance.

On May 26, 2005, the Company issued 480,000 units to three unrelated independent investors, at a price of $0.25 per unit for total cash proceeds of $120,000. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.35 per share, expiring one year after the date of issuance.

On May 28, 2005, the Company issued 46,640 units to three unrelated independent investors, at a price of $0.50 per unit for total cash proceeds of $23,320. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.75 per share, expiring one year after the date of issuance.

On May 28, 2005, the Company issued 41,600 units to one unrelated independent investors, at a price of $0.40 per unit for total cash proceeds of $16,640. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.60 per share, expiring one year after the date of issuance.

On May 30, 2005, the Company issued 323,200 units to Pacific Ocean Resources Corporation, at a price of $0.50 per unit for total cash proceeds of $161,600. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.75 per share, expiring one year after the date of issuance.

On May 30, 2005, the Company issued 10,000 units to one unrelated independent investors, at a price of $0.08 per unit for total cash proceeds of $820. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.08 per share, expiring one year after the date of issuance.

Between June 3, 2005 and June 13, 2005, the Company issued 308,180 units to nineteen unrelated independent investors, at a price of $0.50 per unit for total cash proceeds of $154,090. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.75 per share, expiring one year after the date of issuance.

Between June 21, 2005 and June 24, 2005, the Company issued 16,653 units to three unrelated independent investors, at a price of $1.00 per unit for total cash proceeds of $16,653. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $1.25 per share, expiring one year after the date of issuance.

On June 28, 2005, the Company issued 70,000 units to one unrelated independent corporate investor, at a price of $0.25 per unit for total cash proceeds of $17,500. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.50 per share, expiring one year after the date of issuance.

On June 28, 2005, the Company issued 40,000 units to one unrelated independent investor, at a price of $0.25 per unit for total cash proceeds of $10,000. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.35 per share, expiring one year after the date of issuance.

On June30, 2005, the Company issued 231,200 units to Pacific Ocean Resources Corporation, at a price of $0.50 per unit for total cash proceeds of $115,600. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.75 per share, expiring one year after the date of issuance.

In connection with the common stock subscription agreements, the Company issued warrants to purchase 10,893,069 shares of common stock. 518,625 of the warrants have been exercised but 10,374,444 of the warrants remain unexercised at June 30, 2005 and are available to be exercised until September 2005 through to June 2006. The fair value of the warrants at the time of issuance was $729,439 based upon the Company’s calculations using the Black Scholes model. The amount was recorded in this periods financial records.

Exercise Price	Warrants Issued
CDN $0.10	10,000
CDN $0.35	470,000
CDN $0.65	55,000
CDN $0.75	220,500
CDN $1.00	196,207
US $0.30	1,190,250
US $0.35	1,823,500
US $0.40	111,300
US $0.50	1,078,786
US $0.60	1,170,300
US $0.70	2,027,652
US $0.75	2,004,296
US $1.25	16,653
Total	10,374,444

NOTE 4:	GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $2,902,808 and a negative cash flow from operations of $2,707,113 for the nine months ended June 30, 2005, and had a working capital deficiency of $ 3,366,023 and a shareholders’ deficiency of $3,366,023 as of June 30, 2005 that raise substantial doubt about its ability to continue as a going concern.

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

On January 24, 2005, the Board of Directors signed a letter of understanding related to the purchase of certain hauling and processing equipment assets and certain waste hauling contracts of Organic Materials, LLC of New York. The purchase price for the assets and waste hauling contracts is $1,120,000. The Company intends to issue a convertible debenture to the vendor for this amount from the Company in full consideration of the purchase price. The Company has not yet finalized the agreement.

On March 7, 2005, the Company signed an agreement to purchase a 60-acre permitted site in Saratoga, New York. The site is fully permitted for all types of waste including pulp and paper sludge, municipal solid waste, bio-solid waste, organic waste and wood waste. The purchase price for the site is $1,500,000 and the vendor has accepted a convertible debenture in full consideration of the purchase price. The Company and the vendor are in the process of obtaining an arms length appraisal to confirm the agreed-upon purchase price of $1,500,000. The first payment of $500,000 was due on June 30, 2005, but has been extended to September 1, 2005. When this payment is made it will bind the agreement and transfer title of the land to the Company. If the payment is not made, the agreement will be rescinded.

On April 6, 2005, the Company signed a binding agreement to purchase all know how, marketing efforts, existing projects, leads, client listings and all site work in China from Waste Consultants Limited, which had developed these assets over the previous five years. With this purchase, the Company will possess the experience, know how, expertise and technologies to complete project work in China. The purchase price for the assets is US$500,000 and the vendor has accepted a convertible debenture in full consideration of the purchase price. However as no amounts are due until performance of the results the amount remains a contingency.

NOTE 6:	SUBSEQUENT EVENTS

On July 14, 2005, the Company was appointed as a representative for Bedminster International Ltd. This gives Organic Recycling the right to generate and develop opportunities for Bedminster utilizing their patented technologies in specific territories.

On July 29, 2005, the Company completed an employment agreement with its President. The agreement was effective the date of the appointment January 21, 2005. The agreement provides for:

The Employee to be issued 3,000,000 common shares from the Company for service and performance over two years:
(a)	1,000,000 upon Board of Directors approval of performance to July 31, 2005;
(b)	1,000,000 upon Board of Directors approval of performance to January 31, 2006;
(c)	1,000,000 upon Board of Directors approval of performance to July 31, 2006;

The 3,000,000 Common Shares will be issued to the President but will be held by the Board of Directors of the Company in trust and voted by the Board of Directors majority until earned by the President. No Shares have been issued to date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Form 10-QSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-QSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Report on Form 10-KSB and our current reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", and the “Company” mean Organic Recycling Technologies Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

OVERVIEW

The Company was incorporated on September 15, 1995 under the laws of the State of Nevada. On May 27, 2003, the Company changed its name from Duro Enzyme Products Inc. to EAPI Entertainment, Inc. Effective on July 7, 2005, the Company changed its name to Organic Recycling Technologies Inc. The name change better reflects the Company’s current business activities and its efforts in waste management and organic recycling technologies. On July 11, 2005, Organic Recycling Technologies Inc. began trading on the OTC Bulletin Board under its new trading symbol, “ORCY”.

Beginning in January of 2005, the Company undertook a reorganization of its corporate affairs in connection with a determination by its Board of Directors to pursue business opportunities in the areas of waste management and recycling technologies. As a result of this reorganization, the Company has abandoned its activities in electronic entertainment and education and the marketing of natural agricultural, food and gardening products.

The Company’s business plan continues to evolve as it seeks to partner with technology leaders in an effort to acquire, utilize and apply innovative and proven technologies to deal with existing recycling and waste management problems. The Company hopes to positively impact the world’s environment and create a clean and healthy global community for the next generation in a way that provides both environmental and financial benefits to all of its stakeholders.

In pursuing business opportunities in waste management and recycling technologies, the Company is doing the following:

•	The Company has engaged the services of a new consultant with over 15 years of experience in environmental remediation and waste management.

•	The Company has negotiated a letter of understanding with Organic Materials, LLC to purchase hauling and processing equipment and waste hauling contracts.

•
The Company has negotiated the purchase of a 60 acre site in Saratoga, New York that is fully permitted for the treatment of all types of waste, including pulp and paper sludge, municipal solid waste, bio-solid waste, organic waste and wood waste. The Company intends to use this facility as part of a joint venture operation to treat organic waste materials and convert those materials into usable end products.

•
The Company has completed a representative agreement with Bedminster International Limited (“Bedminster”), a leading edge technology company focused on waste recycling technologies based in Dublin, Ireland, that gives the Company the right to generate and develop opportunities for Bedminster and their patented Bio-Energy technologies in specific territories.

•
The Company has acquired contact lists and project leads for the development of waste management facilities in China, and is currently seeking binding commitments from Chinese officials to build waste management facilities in Guangdong Province and the Chongqing region of Southeast China.

•	The Company is working to complete an agreement with Foshan Public Utility Management in the Guangdong Province of China.

Engagement of New Consultant

On February 4, 2005, the Company engaged the services of Michael Olsson as a consultant to the Company for a period of 5 years. Mr. Olsson will provide the Company with assistance in locating and assessing new technologies and will assist the Company in identifying and developing business opportunities in waste management. The Company has agreed to pay a consulting fee of $5,000 per month for Mr. Olsson’s services.

In addition, the Company has entered into a Fiscal Agency Agreement with Mr. Olsson’s company, 0708611 B.C. Ltd. whereby 0708611 B.C. Ltd. has agreed to identify and advise the Company on prospective business projects and opportunities as well as various technical matters. The Company has agreed to pay 0708611 B.C. Ltd. its customary fees for its services as well as an advance of $100,000 upon the successful execution of the agreement.

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

Purchase of Equipment and Contracts from Organic Materials, LLC

On January 24, 2005, the Company entered into a letter of understanding (the “Letter of Understanding”) for the purchase of hauling and processing equipment and waste hauling contracts from Organic Materials, LLC, a New York limited liability company (“OMLLC”). The acquisition of this equipment and these contracts has not yet closed. The Company and OMLLC are working to prepare formal agreements to effect the purchase of these assets and waste hauling contracts.

As set out in the Letter of Understanding, the Company will purchase tractors, trailers, a grinder, a dump trailer and a bucket loader from OMLLC. The Company will also purchase two multi-year contracts with Cassella Waste Management for the hauling of solid waste from the Hiram Hollow transfer station located in Moreau, New York. The total purchase price for the equipment and waste hauling contracts to be paid by the Company is $1,120,000, to be payable by the issuance of a $1,120,000, 1 year convertible debenture (the “OMLLC Debenture”). The OMLLC Debenture is to be payable in quarterly installments from the date the Debenture is issued and will accrue interest at a rate of 7% per annum.

OMLLC is an organic waste sales and service company with environmental recycling and handling permits, a fleet of trucks and numerous long term transportation contracts for organic waste. OMLLC generates revenue from selling, hauling and recycling topsoils, bark mulches, growing mediums, compost and animal manures.

Purchase of 60 Acre Waste Site

On March 7, 2005, the Company signed an agreement to purchase a 60 acre site in Saratoga, New York (the “Saratoga Site”) from Petruzzo Products Limited (“Petruzzo Products”), a New York company affiliated with our President, Ralph Petruzzo. The Saratoga Site is fully permitted to process all types of waste, including pulp and paper sludge, municipal solid waste, bio-solid waste, organic waste and wood waste. On June 28, 2005, the Company signed an extension agreement for the first payment of $500,000 to September 1, 2005.

Under the purchase agreement for the Saratoga Site, the Company has agreed to pay Petruzzo Products a purchase price of $1,500,000, payable in installments as follows:

(a)	$500,000 by June 30, 2005, extended to September 1, 2005;
(b)	$100,000 by September 15, 2005;
(c)	$100,000 by December 15, 2005;
(d)	$100,000 by March 15, 2006;
(e)	$100,000 by June 15, 2006;
(f)	$200,000 by September 15, 20006;
(g)	$200,000 by December 15, 2006; and
(h)	$200,000 by March 15, 2007.

Interest is payable on the unpaid amounts of the purchase price at a rate of 5.5% per annum. One year after closing of the acquisition of the Saratoga Site, Petruzzo Products will have the right to convert all or any part of the amount owing into shares of the Company at the greater of 90% of the average closing price of the Company’s common stock over the three trading days immediately prior to exercise or 90% of the average closing price of the Company’s common stock over the thirty trading days immediately prior to exercise.

Transfer of title to the Saratoga Site is contingent upon the receipt by Petruzzo Products of the first installment payment in the amount of $500,000 by September 1, 2005. If the Company does not provide payment of the first installment as required under the purchase agreement, the parties have agreed that the purchase agreement will be treated as non-binding. The Company and Petruzzo Products are currently in the process of obtaining an arms-length appraisal of the Saratoga Site. In the event that the appraised value of the Saratoga Site differs materially from the agreed upon purchase price, the purchase price will be adjusted accordingly.

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

Saratoga Joint Venture

Currently, the Saratoga Site has become part of a joint venture (the “Saratoga Joint Venture”) between Petruzzo Products, Bedminster and Tully Environmental, Inc. (“Tully”), a division of Tully Construction Co. Inc. As part of the Saratoga Joint Venture, Bedminster will establish and operate an organic waste treatment and separating plant based on their Bio-Energy Technology on the Saratoga Site and Tully will deliver waste materials to be processed at the site. It is expected that this joint venture project will be able to treat 400 tons of organic materials per day using the Bio-Energy Technology.

If the Company is able to complete the acquisition of the Saratoga Site, of which there is no assurance, it is expected that the Company will become a party to the Saratoga Joint Venture with Bedminster and Tully in place of Petruzzo Products.

Representative Agreement with Bedminster

In addition to its efforts to acquire the Saratoga Site and to become a party to the Saratoga Joint Venture, the Company has negotiated a representative agreement with Bedminster (the “Representative Agreement”). On July 14, 2005, the Company was granted the right to represent Bedminster in generating development opportunities for Bedminster’s waste management technologies at five specific sites and projects agreed to by the parties for a term ending on December 31, 2006. The specific projects and sites included in the Representative Agreement are located in the United States, China, and the U.K.

Under the Representative Agreement, Bedminster has acknowledged that the Company is seeking to develop waste management opportunities for the specified projects and that the opportunities presented by those projects may incorporate waste management activities beyond the scope of Bedminster’s technology. The Company has agreed that if it is successful in securing contracts for these projects, it will use its best efforts to incorporate Bedminster and the Bedminster technologies into the projects. If the Company is successful in securing projects incorporating the Bedminster technologies, the Company and Bedminster will negotiate the terms under which those technologies will be incorporated. The Representative Agreement does not call for any consideration to be paid to the Company for working to generate development opportunities for Bedminster and there is no assurance that the Company will be compensated for its efforts even if it is successful.

Bedminster’s patented Bio-Energy technology converts biodegradable waste into biofuel and/or other compost materials. Biofuel is a peat-like substance which, when burned, has a similar energy value to low grade coal. The Bio-Energy technology is a self-contained composting facility. Raw waste materials are fed into the facility where larger non-biodegradable items are separated from the organic waste. The organic waste, along with small non-biodegradable items, are then batch fed into digester which utilizes a patented process to speed up the natural composting process. The result is a compost material suitable for use as biofuel, blended soil landscaping products, soil enhancers and other agricultural uses. The separated inorganic materials can be transported to other facilities for further recycling or to landfill sites.

The Bedminster Bio-Energy technology is a proven technology and is currently operating at 12 facilities worldwide, including facilities located in Texas, Florida, Georgia, Tennessee and Massachusetts.

Purchase of Contact Lists and Project Leads in the People’s Republic of China

On April 6, 2005, the Company entered into an agreement with Waste Consultants Limited (“Waste Consultants”) to purchase all of Waste Consultants assets related to the construction and operation of organic recycling and waste management facilities in China, including all know how, past and present marketing efforts, client lists, government contacts and goodwill (the “Waste Consultants Agreement”). In exchange for these assets, the Company has agreed to issue a $500,000 promissory note to Waste Consultants, with interest payable at the rate of 4% per annum. The promissory note is payable in installments, the due dates of which are contingent upon the occurrence of certain benchmark events related to the establishment of the first waste management facility by the Company, if any.

In addition, the Company has agreed to pay to Waste Consultants a bonus of $100,000 upon the completion of the first waste management facility, if any, constructed by us in China (the “Bonus”). The Bonus will be convertible at a conversion price equal to 90% of the average closing price of the Company’s stock over the three trading day’s immediately preceding conversion. The conversion right on the Bonus shall be exercisable in 1/8 portions after the completion of certain benchmarks related to the occurrence of certain events related to the establishment of the first waste management facility by the Company, if any.

For the past five years, Waste Consultants has worked in China to develop contacts in the field of waste management. Through Waste Consultants, the Company has obtained non-binding commitments from government officials located in the Guangdong Province of China to supply proposed facilities to be built by the Company with 1,000 tons of waste per day. The Company is currently negotiating with government officials to secure binding contracts for the supply of waste to facilities to be constructed by the Company, however there is no assurance that any such contracts will be reached. Even if the Company is able to secure such contracts, the Company does not currently have sufficient capital resources to construct the proposed facilities. The Company is currently seeking to obtain private equity financing, however the Company does not have any financing arrangements in place and there is no assurance that the Company will be able to obtain sufficient financing on terms acceptable to it or at all.

If the Company is able to secure binding agreements to build waste management facilities in China and is able to secure sufficient financing, of which there is no assurance, it intends to seek to incorporate the Bedminster Bio-Energy technology into those facilities. The Company believes that the Bio-Energy technology is ideally suited for Chinese waste management systems. In China, waste materials are not separated and are usually disposed of at one site or facility. The Company believes that the Bio-Energy technology’s ability to take unsorted waste as well as sewage sludge and produce compost suitable for land application makes it ideal for the Chinese waste management system. The Company has obtained the right to represent Bedminster in relation to two facilities in China; however, there is no assurance that the Company will be able to secure commitments for the construction or operation of those facilities from Chinese officials. Even if the Company is successful in securing such opportunities, there is no assurance that the Company will be able to secure the Bio-Energy technology for such projects. If the Company is not able to secure rights to the Bio-Energy technology, it will look to identify alternate technologies suitable for the Company’s purposes.

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

Projects in Foshan Region of Guangdong Province in the People’s Republic of China

The Company and Foshan Public Utility Management are continuing negotiations to enter into an agreement to construct and operate a waste disposal facility in the Foshan region of Guangdong Province. On June 16, 2005, the Company had announced that entry into an agreement with Foshan Public Utility Management was eminent. However the Company has not yet entered into an agreement with Foshan Public Utility Management, and negations are ongoing.

Foshan Public Utility Management is the government agency in charge of all utilities including waste disposal. This agreement, if any, would be directly with the government agency in charge, thus ensuring a secure contract and access to proper channels in China.

As Foshan Public Utility Management is in charge of all waste disposal activities in the region, it is contemplated that they will supply the land for the project site, all the required permits to build the facility and a guaranteed waste supply to the project. It is also contemplated that Foshan Public Utility Management will ensure un-interrupted sales activity and no restrictions on the future sale of the constructed waste facility. Our negotiations with Foshan Public Utility Management are ongoing and there are no assurances that we will be able to successfully complete an agreement with them.

PLAN OF OPERATION

During the next twelve months, the Company plans to continue to develop its business in the area of applied waste management technologies. In pursuing its plan, the Company intends to do the following:

1.
The Company plans to continue seeking to finalize the purchase of hauling and processing equipment and waste hauling contracts from OMLLC. The Company estimates that it will cost approximately $1,120,000 to acquire these assets and contracts. Upon the execution of formal agreements with OMLLC, the Company expects to issue a one year $1,120,000 convertible debenture to OMLLC in payment of the purchase price.

2.
The Company plans to complete the purchase of the Saratoga Site from Petruzzo Products. In order to acquire title to the Saratoga Site, the Company is required $500,000 to Petruzzo Products by September 1, 2005. If the Company makes payment on the first installment to purchase the Saratoga Site, it will be required to pay an additional $400,000 to Petruzzo Products over the next twelve months. If the Company is able to acquire title to the Saratoga Site, the Company expects to become a party to the Saratoga Joint Venture in place of Petruzzo Products. If the Company becomes a party to the Saratoga Joint Venture, the Company will utilize the Saratoga Site as part of the joint venture. There are no assurances that the Company will be able to acquire the Saratoga Site or that it will become a party to the Saratoga Joint Venture.

3.
The Company plans to continue to seek binding agreements with Bedminster on each of the specified projects listed in the Representative Agreement to develop and construct waste management facilities using the Bedminster technology. The Company expects that it will spend approximately $2,000,000 in pursuing these projects over the next twelve months.

4.
The Company plans to continue to seek a binding agreement from government officials in China to develop and construct waste management facilities to be located in Foshan. The Company expects that it will spend approximately $2,000,000 in pursuing these projects over the next twelve months.

5.
The Company plans to continue to seek a binding agreement from government officials in China to develop and construct waste management facilities to be located in Guangdong. The Company expects that it will spend approximately $2,000,000 in pursuing these projects over the next twelve months.

6.
The Company also plans to continue to seek other business opportunities in organic recycling and waste management technologies. In pursuit of this, it will look to purchase, partner with, enter into joint ventures with or otherwise develop relationships with technology leaders in the waste management and recycling industry.

Over the next twelve months, the Company estimates that it will spend an aggregate of approximately $9,720,000 in pursuing its stated plan of operation. Of this amount, approximately $900,000 will be comprised of overhead expenses and $8,820,000 will be spent in development of the Company’s businesses. Actual expenditures will depend on whether the Company is able to complete the asset and contract purchase from OMLLC, whether it completes the land purchase, whether it is able to develop projects incorporating the Bedminster technologies, whether it develops the Chinese territories and whether the Company is able to undertake new purchases, joint ventures, partnerships or other relationships in the waste management and recycling technologies industry. The Company’s financial requirements are expected to increase if the Company is able to enter into agreements that would enable it to pursue additional business lines in waste management and recycling technologies. There is no assurance that the Company will be able to successfully pursue its plan of operation due to its limited cash reserves and its working capital deficit. The Company does not have any financing arrangements in place and there is no assurance that adequate financing may be obtained.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2005

Third Quarter and Nine Months Summary

	Third Quarter Ended June 30					Nine Months Ended June 30
	2005		2004		Percentage Inc. / (Dec.)	2005		2004		Percentage Inc. / (Dec.)
Revenue	$	Nil	$	Nil	--	$	Nil	$	Nil	--
Operating Expenses		(1,701,311)		(215,169)	690.7%		(2,805,445)		(666,688)	320.8%
Other Expenses		(42,863)		(33,922)	26.4%		(97,363)		(113,656)	(14.3%)
Net Income (Loss)		$(1,744,174)		$(249,091)	513.6%		$(2,902,808)		$(780,344)	272.0%

Revenues

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

Operating Costs and Expenses

	Third Quarter Ended June 30			Nine Months Ended June 30
	2005	2004	Percentage Inc. / (Dec.)	2005	2004	Percentage Inc. / (Dec.)
Consulting and Professional Fees	$839,240	$170,070	393.5%	$1,891,647	$539,741	250.5%
Rent, Utilities and Telephone	22,395	18,250	22.7%	52,906	90,556	(41.6%)
Office and Administration	57,340	17,223	232.9%	78,382	32,921	138.1%
Investor Communication	16,728	2,626	536.9%	16,902	3,284	414.7%
Travel, Meals and Entertainment	36,169	Nil	100.0%	36,169	186	19,345.7%
Compensation due on Warrant issuance	729,439	Nil	100%	729,439	Nil	100%
Total Operating Expenses	1,701,311	215,169	690.7%	2,805,445	666,688	320.8%
Interest Expenses	42,863	33,922	26.4%	97,363	113,656	(14.3%)
Total Expenses	1,744,174	249,091	513.6%	2,902,808	780,344	272.0%

Consulting and professional fees increased by 393.5% for the three months ended June 30, 2005 over the same period ended June 30, 2004 as a number of new marketing consultants were engaged by the Company. During the period, various consultants provided consulting, marketing and public relations services. As the Company continues to pursue its plan of operation, it expects that the amount of professional and consulting fees to continue to increase.

Rent, utilities and telephone expenses increased as a result of the increased operations and activity of the Company.

Office and administration expenses have increased due to an increase in operating requirements as the Company expanded its operations during the period. As the Company continues to pursue its plan of operation, it expects that the amount of office and administration expenses incurred by it will continue to increase.

Investor communications expenses have increased due to the costs associated with the name change and increased requirements for investor information as the Company’s operations increase.

Travel, meals and entertainment expenses increased in the period due to numerous trips made by Company personnel to view new projects in China, the United States and Europe. As the Company continues to pursue its plan of operation, it expects that the amount of travel, meals and entertainment to continue to increase.

The amount booked as warrant compensation resulted from the Black Scholes calculations on the warrants issued during the period. The expense results from warrants issued at below market prices. The issuance of the warrants assisted the Company in raising capital for its projects and to fund the operations of the Company.

Interest expenses increased by 26.4% during the three months ended June 30, 2005 over the same period ended June 30, 2004 as a result of a substantial decrease in outstanding short term notes a result of agreements made by the Company with its related party creditors in June, 2004 to issue shares of its common stock in exchange for the cancellation of short term notes.

The Company expects its operating expenses to continue to increase significantly over the next twelve months as it continues to pursue its plan of operation. If the Company is successful in its efforts with respect to any or all portions of its plan of operation for the next twelve months, of which there is no assurance, the Company expects its operating expenses to increase even further.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Nine Months Ended June 30
	2005	2004
Net Cash from (used in) Operating Activities	$(2,707,113)	$(653,767)
Net Cash from (used in) Financing Activities	3,536,318	665,097
Effect of Foreign Currency Translation	(286,015)	(49,410)
Net Increase (decrease) in Cash During Period	$543,190	$(38,080)

Working Capital

	At June 30, 2005	At September 30, 2004	Percentage Increase / (Decrease)
Current Assets	$543,590	$400	135,797.5%
Current Liabilities	(3,909,613)	(2,986,512)	30.9%
Working Capital Deficit	$(3,366,023)	$(2,986,112)	12.7%

The Company had cash of $543,590 as of June 30, 2005 compared to $915 cash as of June 30, 2004 and cash of $400 and a cash overdraft of $7,991 at September 30, 2004. The increase to the Company’s working capital deficit was largely a result of increases to the Company’s accounts and fees payable and increases to amounts payable to related parties. The increase in these amounts is a result of our increased business development activities during the nine months ended June 30, 2005.

The Company has estimated that it will require approximately $9,720,000 over the next twelve months to pursue its plan of operation. This amount is well in excess of our existing financial resources and the Company will need to obtain substantial financing in order to pursue our plan of operation for the next twelve months. The Company is currently seeking private equity financing, however it does not have any financing arrangements in place and there is no assurance that it will be able to obtain financing on terms acceptable to it or at all. Further, due to the Company’s substantial working capital deficit and its current inability to generate revenues, there is no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its six wholly owned subsidiaries, one of which (Duro Enzyme Solutions Inc. -Canada) owns five subsidiaries.

All material intercompany transactions have been eliminated.

Reclassification

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on the previously issued financial statements of the Company.

RISKS AND UNCERTAINTIES

Stockholders and prospective purchasers of the Company's securities should carefully consider the following risks and uncertainties in addition to the other information appearing in this Quarterly Report on Form 10-QSB and in our Annual Reports filed on Form 10-KSB.

The Company May Not Be Able to Continue its Business as a Going Concern.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing, restructure its debt, streamline its business and reduce its costs. The Company is currently in the process of identifying sources of additional financing and evaluating its strategic options. However, there are no assurances that these plans can be accomplished on satisfactory terms, or at all, or that they will provide sufficient cash to fund the Company’s operations, pay the principal of, and interest on, the Company’s indebtedness, fund the Company’s other liquidity needs or permit the Company to refinance its indebtedness. The Company’s inability to obtain additional financing, streamline its business or reduce its costs would have a material adverse effect on the Company’s financial condition, results of operations and ability to satisfy its obligations, and may result in the Company pursuing a restructuring of its indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, or liquidating the Company’s business and operations. Further, the Company’s inability to obtain additional financing or pursue a restructuring of its indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, may result in the Company’s security holders losing all or a material portion of their investment in the Company’s securities.

The Company Requires Additional Financing in Order to Pursue Its Plan of Operation.

The Company’s plan of operation will require an estimated $9,720,000 to be spent over the next 12 months. The Company’s current operating funds are insufficient to complete its plan of operation without additional financing. The Company had cash of $543,590 and a working capital deficit of $3,366,023 as of June 30, 2005. Due to the Company’s substantial working capital deficiency, the funds necessary to pursue its plan of operation and the Company’s current inability to generate revenues, the Company will require substantial financing in order to pursue its plan of operation. In addition, there is no assurance that the Company’s actual cash requirements will not exceed its estimates. If the actual cost of developing the Company’s business is greater than expected, then the Company’s ability to complete its plan of operation may be adversely affected. If the Company is unable to acquire sufficient financing on terms acceptable to it, the Company’s operations could be severely limited and the Company may not be able to implement its plan of operation.

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

The Company May Not Be Successful In Developing Its Business.

Even if sufficient financing is obtained, there is no assurance that the Company will be able to successfully undertake new purchases, joint ventures, partnerships or other relationships in the waste management and recycling technologies industry. Although the Company has signed a Letter of Understanding with OMLLC, the Company has not yet completed the acquisition of the hauling and processing equipment and contracts from OMLLC and there is no assurance that the acquisition of these assets from OMLLC will be completed. Failure to acquire the assets and contracts from OMLLC or otherwise enter into partnerships, joint ventures or other relationships may cause a shortfall in the Company’s anticipated revenue and cause the Company’s operating results to be materially different from expectations.

Although the Company has entered into an agreement for the purchase of the Saratoga Site, the Company will not receive title to the Saratoga Site unless it can provide Petruzzo Products with a payment of $500,000 on or before September 1, 2005. If the Company is not able to complete the acquisition of the Saratoga Site, the Company may not be able to become a party to the Saratoga Joint Venture and the Company’s future business prospects may be adversely affected.

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

As disclosed in its Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, the Company had entered into various subscription agreements with Pacific Ocean Resources Corporation, one of the Company’s principal stockholders (“Pacific Ocean”), during the year ended September 30, 2004 for the issuance of a number of shares of common stock and share purchase warrants to be issued in consideration for the cancellation of short-term loans owed by the Company to Pacific Ocean. As of the date of filing such Annual Report, although the Board of Directors had approved the issuance of the units subscribed for, except with respect to 433,333 shares issued on June 14, 2004, the Company had not formally issued share certificates to Pacific Ocean nor had entry been made in the stock ledger of the Company. Except for 8,000 shares of common stock that has not been issued, the remaining 1,690,285 common stock and exercised warrants were issued prior to June 30, 2005. The Company has not formally issued share certificates or made entry into the Company’s stock ledger with respect to the issuance of these final 8,000 shares. The Company is currently in the process of completing the issuance of these final 8,000 shares. The Board of Directors approved the issuance of the shares and warrants to Pacific Ocean pursuant to Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”) on the basis of representations made by Pacific Ocean that it is not a “U.S. Person” as defined in Regulation S and that Pacific Ocean was not acquiring those shares for the account or benefit of a U.S. Person. Since the end of our fiscal year, the following issuances have been made by the Company pursuant to the subscription agreements signed by Pacific Ocean in the Company’s 2004 fiscal year:

•
On January 20, 2005, at the direction of Pacific Ocean, 30,000 shares subscribed for by Pacific Ocean on June 15, 2004 pursuant to a subscription agreement for 217,000 units at a price per unit of $0.50 CDN and consisting of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $0.65 CDN per share, were issued to two unrelated individual investors residing in Canada. In addition, Pacific Ocean exercised 30,000 warrants issued to it pursuant to this subscription. At the direction of Pacific Ocean, the shares issued upon exercise of these warrants were issued to private investors in reliance of Regulation S promulgated under the Securities Act on the basis that the investors were not “U.S. persons” as defined in Regulation S.

•
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

•
On March 31, 2005, at the direction of Pacific Ocean, 70,000 shares subscribed for by Pacific Ocean on June 15, 2004 pursuant to a subscription agreement for 217,000 units at a price of $0.50 CDN per unit and consisting of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $0.65 CDN per share, were issued to four unrelated private investors residing in Canada. In addition, Pacific Ocean exercised 25,000 warrants issued to it pursuant to this subscription. At the direction of Pacific Ocean, the shares issued upon exercise of these warrants were issued to private investors in reliance of Regulation S promulgated under the Securities Act on the basis that the investors were not “U.S. persons” as defined in Regulation S.

•
On March 31, 2005, at the direction of Pacific Ocean, 30,000 shares subscribed for by Pacific Ocean on June 15, 2004 pursuant to a subscription agreement for 244,000 units at a price of $0.50 CDN per unit and consisting of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $0.75 CDN per share, were issued to four unrelated private investors residing in Canada.

•
On March 31, 2005, at the direction of Pacific Ocean, 37,500 shares subscribed for by Pacific Ocean on June 22, 2004 pursuant to a subscription agreement for 165,999 units at a price of $0.75 CDN per unit and consisting of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $1.00 CDN per share, were issued to four unrelated private investors residing in Canada.

•
On May 18 and 19, 2005, at the direction of Pacific Ocean, 117,000 shares subscribed for by Pacific Ocean on June 15, 2004 pursuant to a subscription agreement for 217,000 units at a price of $0.50 CDN per unit and consisting of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $0.65 CDN per share, were issued to unrelated private investors residing in Canada. In addition, Pacific Ocean exercised 107,000 warrants issued to it pursuant to this subscription. At the direction of Pacific Ocean, the shares issued upon exercise of these warrants were issued to private investors in reliance of Regulation S promulgated under the Securities Act on the basis that the investors were not “U.S. persons” as defined in Regulation S.

•
On May 18 and 19, 2005, at the direction of Pacific Ocean, 149,000 shares subscribed for by Pacific Ocean on June 15, 2004 pursuant to a subscription agreement for 244,000 units at a price of $0.50 CDN per unit and consisting of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $0.75 CDN per share, were issued to unrelated private investors residing in Canada.

•
On May 18 and 19, 2005, at the direction of Pacific Ocean, 117,499 shares subscribed for by Pacific Ocean on June 22, 2004 pursuant to a subscription agreement for 165,999 units at a price of $0.75 CDN per unit and consisting of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $1.00 CDN per share, were issued to unrelated private investors residing in Canada.

•
On June 7, 2005, at the direction of Pacific Ocean, 10,000 shares subscribed for by Pacific Ocean on June 23, 2004 pursuant to a subscription agreement for 10,000 units at a price of $0.125 US per unit and consisting of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $0.50 CDN per share, were issued to unrelated private investors residing in Canada.

•
On June 13, 2005, at the direction of Pacific Ocean, 11,000 shares subscribed for by Pacific Ocean on June 22, 2004 pursuant to a subscription agreement for 165,999 units at a price of $0.75 US per unit and consisting of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $1.00 CDN per share, were issued to unrelated private investors residing in Canada.

•
On June 7, 2005, at the direction of Pacific Ocean, 57,000 shares subscribed for by Pacific Ocean on June 15, 2004 pursuant to a subscription agreement for 244,000 units at a price of $0.50 US per unit and consisting of one share of common stock and one share purchase warrant to acquire an additional share of common stock at a price of $0.75 CDN per share, were issued to unrelated private investors residing in Canada.

Between April 13, 2005 and April 15, 2005, the Company issued 28,280 units to three unrelated independent investors, at a price of $0.50 per unit for total cash proceeds of $14,140. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.75 per share, expiring one year after the date of issuance. These units were issued pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by the investors that they were not “U.S. Persons” as defined in Regulation S and that they were not acquiring the units for the account or benefit of a U.S. Person.

On April 15, 2005, the Company issued 421,200 units to eight unrelated independent investors, at a price of $0.40 per unit for total cash proceeds of $168,480. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.60 per share, expiring one year after the date of issuance. These units were issued pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by the investors that they were not “U.S. Persons” as defined in Regulation S and that they were not acquiring the units for the account or benefit of a U.S. Person.

On April 30, 2005, the Company issued 1,040,596 units to one unrelated independent corporate investor, at a price of $0.50 per unit for total cash proceeds of $520,298. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.75 per share, expiring one year after the date of issuance. These units were issued pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by the investor that it was not a “U.S. Person” as defined in Regulation S and that it was not acquiring the units for the account or benefit of a U.S. Person.

On May 10, 2005, the Company issued 26,200 units to two unrelated independent investors, at a price of $0.50 per unit for total cash proceeds of $13,100. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.75 per share, expiring one year after the date of issuance. These units were issued pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by the investors that they were not “U.S. Persons” as defined in Regulation S and that they were not acquiring the units for the account or benefit of a U.S. Person.

Between May 27, 2005 and June 7, 2005, the Company issued a total of 750,000 shares of the Company’s common stock to five unrelated private investors at a price of $0.10 per share. These shares were issued to the investors in consideration for consulting services provided to the Company by the investors. The shares were issued pursuant to Regulation D of the Securities Act on the basis that the individuals are “accredited investors” as defined in Regulation D.

On May 28, 2005, the Company issued 46,640 units to three unrelated independent investors, at a price of $0.50 per unit for total cash proceeds of $23,320. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.75 per share, expiring one year after the date of issuance. These units were issued pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by the investors that they were not “U.S. Persons” as defined in Regulation S and that they were not acquiring the units for the account or benefit of a U.S. Person.

On May 28, 2005, the Company issued 41,600 units to one unrelated independent investor, at a price of $0.40 per unit for total cash proceeds of $16,640. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.60 per share, expiring one year after the date of issuance. These units were issued pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by the investor that he was not a “U.S. Person” as defined in Regulation S and that they were not acquiring the units for the account or benefit of a U.S. Person.

On May 30, 2005, the Company issued 323,200 units to Pacific Ocean Resources Corporation, at a price of $0.50 per unit for total cash proceeds of $161,600. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.75 per share, expiring one year after the date of issuance. These units were issued pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by Pacific Ocean that it is not a “U.S. Person” as defined in Regulation S and that it was not acquiring the units for the account or benefit of a U.S. Person.

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

•
The Company has agreed to issue 400,000 units to one unrelated independent corporate investor, at a price of $0.41 per unit for total cash proceeds of $164,000. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.60 per share, expiring one year after the date of issuance. These units are expected to be issued pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by the investor that it is not a “U.S. Persons” as defined in Regulation S and that it is not acquiring the units for the account or benefit of a U.S. Person.

•
The Company has agreed to issue 125,000 units to one unrelated independent investor, at a price of $0.20 per unit for total cash proceeds of $25,000. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.35 per share, expiring one year after the date of issuance. These units are expected to be issued pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by the investor that he is not a “U.S. Persons” as defined in Regulation S and that he is not acquiring the units for the account or benefit of a U.S. Person.

•
The Company has agreed to issue 308,180 units to nineteen unrelated independent investors, at a price of $0.50 per unit for total cash proceeds of $154,090. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.75 per share, expiring one year after the date of issuance. These units are expected to be issued pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by the investors that they are not “U.S. Persons” as defined in Regulation S and that they are not acquiring the units for the account or benefit of a U.S. Person.

•
The Company has agreed to issue 16,653 units to three unrelated independent investors, at a price of $1.00 per unit for total cash proceeds of $16,653. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $1.25 per share, expiring one year after the date of issuance. These units are expected to be issued pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by the investors that they are not “U.S. Persons” as defined in Regulation S and that they are not acquiring the units for the account or benefit of a U.S. Person.

•
The Company has agreed to issue 70,000 units to one unrelated independent corporate investor, at a price of $0.25 per unit for total cash proceeds of $17,500. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.50 per share, expiring one year after the date of issuance. These units are expected to be issued pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by the investors that it is not a “U.S. Person” as defined in Regulation S and that it is not acquiring the units for the account or benefit of a U.S. Person.

•
The Company has agreed to issue 231,200 units to Pacific Ocean, at a price of $0.50 per unit for total cash proceeds of $115,600. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.75 per share, expiring one year after the date of issuance. These units are expected to be issued pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by Pacific Ocean that it is not a “U.S. Person” as defined in Regulation S and that it is not acquiring the units for the account or benefit of a U.S. Person.

•
The Company has agreed to issue 7,467 units to an unrelated individual investor, at a price of $0.75 per unit for total cash proceeds of $5,600. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $1.00 per share, expiring one year after the date of issuance. These units are expected to be issued pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by the investor that he is not a “U.S. Person” as defined in Regulation S and that he is not acquire the units for the account or benefit of a U.S. person.

•
The Company has agreed to issue 10,000 units to one unrelated independent investor, at a price of $0.10 CDN per unit for total cash proceeds of $10,000 CDN. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.10 per share, expiring one year after the date of issuance. These units are expected to be issued pursuant to Regulation S promulgated under the Securities Act on the basis of representations made by the investor he is not a “U.S. Person” as defined in Regulation S and that he is not acquiring the units for the account or benefit of a U.S. Person.

•
The Company has agreed to issue a total of 660,000 units to five unrelated individual investors, at a price of $0.25 per unit for total cash proceeds of $165,000. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.35 per share, expiring one year after the date of issuance. These shares are expected to be issued pursuant to Regulation D promulgated under the Securities Act on the basis that the investors are “accredited investors” as defined under Regulation D.

•
The Company has agreed to issue 40,000 units to one unrelated independent investor, at a price of $0.25 per unit for total cash proceeds of $10,000. Each unit consists of one share of common stock and one share purchase warrant to acquire one additional share of common stock at a price of $0.35 per share, expiring one year after the date of issuance. These shares are expected to be issued pursuant to Regulation D promulgated under the Securities Act on the bases that the investor is an “accredited investor” as defined in Regulation D.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 27, 2005, the Company solicited the consent of its stockholders to amend its Articles of Incorporation by changing the name of the Company from EAPI Entertainment, Inc. to Organic Recycling Technologies Inc. The Company sought to obtain stockholder approval for the name change by written consent without the holding of a meeting of its stockholders as permitted by the Nevada Revised Statutes.

The Company received written consents by the required proportion of its stockholders and, effective July 7, 2005 the Company filed Restated Articles of Incorporation effecting the name change. No other amendments were made to the Company’s Articles of Incorporation.

ITEM 5.	OTHER INFORMATION.

Except as disclosed below or elsewhere in this Quarterly Report on Form 10-QSB, all information required to be reported by the Company during the period covered by this Quarterly Report has been previously disclosed in this Quarterly Report or in the Company’s previous filings with the SEC.

Entry into Material Definitive Agreements

Entry into Employment Contract with the President of the Company

On July 29, 2005, the Company entered into an employment agreement (the “Employment Agreement”) with its President, Ralph Petruzzo. The Employment Agreement, which is dated effective as of January 21, 2005, extends for a term of five years and calls for Mr. Petruzzo to be paid compensation of $120,000 per year. In payment of the compensation due to Mr. Petruzzo during the first two years of the Employment Agreement, the Company will issue to Mr. Petruzzo a total of 3,000,000 shares of its common stock as follows:

(a)	1,000,000 shares of common stock upon approval by the Board of Directors of Mr. Petruzzo’s performance to July 31, 2005;
(b)	1,000,000 shares of common stock upon approval by the Board of Directors of Mr. Petruzzo’s performance to January 31, 2006;
(c)	1,000,000 shares of common stock upon approval by the Board of Directors of Mr. Petruzzo’s performance to July 31, 2006;

The Employment Agreement calls for the 3,000,000 shares of common stock to be issued to Mr. Petruzzo but held in trust by the Board of Directors of the Company until such time as Mr. Petruzzo has earned those shares in accordance with the terms of the Employment Agreement.

Unregistered Sales of Equity Securities

Since the end of our fiscal quarter ended March 30, 2005, we have sold a number of equity securities in transactions not registered under the Securities Act. These transactions are set out in Part II, Item 2 “Unregistered Sales of Equity Securities” of this Quarterly Report.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation dated July 7, 2005

3.2	Amended and Restated Bylaws dated January 8, 2001(1)

4.1	Specimen Stock Certificate for Shares of Common Stock of the Company(2)

10.1	Termination of License Agreements between the Duro Enzyme Solutions Inc. (Nevada), Duro Enzyme Solutions Inc. (B.C.) and 529473 B.C. Ltd. dated May 5, 2003 (3)

10.2	Letter of Understanding dated January 24, 2005 between the Company and Organic Materials, LLC(4)

10.3	Consulting Contract dated February 4, 2005 between the Company and 0708611 B.C. Ltd.(5)

10.4	Fiscal Agency Agreement dated February 4, 2005 between the Company and 0708611 B.C. Ltd.(5)

10.5	Asset Purchase Agreement dated March 7, 2005 between the Company, its wholly owned subsidiary Organic Recycling Technologies, Ltd. and Petruzzo Products Limited.(5)

10.6	Letter agreement between the Company and Petruzzo Products Inc. dated June 28, 2005 extending the first payment date to September 1, 2005.

10.7	Asset Purchase Agreement dated April 6, 2005 between the Company and Waste Consultants Limited.(5)

10.8	Binding Letter of Agreement dated March 1, 2005 between the Company and Milverton Capital Corporation.(5)

10.9	Employment Contract dated effective as of January 21, 2005 between the Company and Ralph Petruzzo.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed on May 15, 2001, as an exhibit to the Company’s report on Form 10-QSB for the three months ended March 31, 2001, and incorporated herein by reference.

(2)	Filed on December 29, 2000, as an exhibit to the Company’s transitional report on Form 10-KSB for the nine months ended September 30, 2000 and incorporated herein by reference

(3)	Filed on August 14, 2003, as an exhibit to the Company’s report on Form 10-QSB for the three months ended June 30, 2003, and incorporated herein by reference.

(4)	Filed on February 22, 2005, as an exhibit to the Company’s report on Form 10-QSB for the three months ended December 31, 2004, and incorporated herein by reference.

(5)	Filed on May 23, 2005, as an exhibit to the Company’s report on Form 10-QSB for the six months ended March 31, 2005, and incorporated herein by reference.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 2005. We have not filed any Current Reports on Form 8-K since June 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAPI ENTERTAINMENT, INC.

Date:	August 19 , 2005	/s/ Ralph Petruzzo
		Name:	Ralph Petruzzo
		Title:	Chief Executive Officer and President

Date:	August 19 , 2005	/s/ Dean Branconnier
		Name:	Dean Branconnier
		Title:	Chief Financial Officer and Treasurer