Form 10KSB
period 2006-09-30
Organic Recycling Technologies Inc.
filed 2007-07-18
CIK 1040227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒    Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2006

☐    Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition Period from _____________ to _____________

Commission file number: 000-30096

ORGANIC RECYCLING TECHNOLOGIES INC.
(Name of small business issuer in its charter)

Nevada	77-0454933
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

210 Broadway, Unit 208
Orangeville, Ontario L9W5G4
(Address of principal executive offices, including Zip Code)

(888) 419-0430
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Act:

(Title of Class)	Name of exchange on which registered
None	None

Securities registered under Section 12(g) of the Act:  Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes ☒ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The issuer’s revenues for its most recent fiscal year were: None

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the average of the closing bid and asked prices as of July 3, 2007 as reported on the OTC Bulletin Board, was $21,527,052. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the issuer.

As of July 3, 2007, the registrant had 43,333,719 shares of Common Stock, $0.001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format:☐ Yes ☒ No

ORGANIC RECYCLING TECHNOLOGIES INC.
(FORMERLY – EAPI ENTERTAINMENT INC.)

Index to
Annual Report on Form 10-KSB
For the Year Ended September 30, 2006

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB, and specifically in the sections entitled, “Description of Business” and “Management’s Discussion and Analysis of Financial Condition or Plan of Operation,” or otherwise incorporated by reference into this document contain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties, including those identified within the section entitled “Risk Factors” and elsewhere in, or incorporated by reference into, this Form 10-KSB. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Annual Report on Form 10-KSB and in the Company’s other reports filed with the Securities and Exchange Commission (the “SEC”) that attempt to advise interested parties of the risks and factors that may affect the Company’s business.

In this document, unless the context otherwise requires, the "Company" refers to Organic Recycling Technologies Inc. and its subsidiaries. All dollar amounts in this Annual Report are in U.S. dollars unless otherwise stated.

ITEM 1.     DESCRIPTION OF BUSINESS

OVERVIEW

In early January 2005, the Company’s Board of Directors determined to change the direction of the Company’s business focus to waste management and recycling technologies. The Company has investigated several potential opportunities in the United States, Canada, Europe and Asia, where opportunities exist for various segments of the waste management business and the exploitation of recycling technologies for both organic and inorganic waste materials. The Company has identified and is pursing its due diligence with respect to a variety of specific projects which it is pursing  it continues to seek out additional opportunities in environmental technologies directly related to waste management and recycling.  In addition, the Company intends to explore and seek out opportunities in alternative energy, air and water related environmental technologies. To date the Company has not generated any revenues or has the Company concluded any definitive agreements for any specific opportunities in air and water pollution technologies, and there are no assurances that the Company will be able to do so in the future.

CORPORATE BACKGROUND

The Company is a Nevada corporation incorporated on September 15, 1995, under the name Home. Web, Inc. In January 2001, the Company changed its name from "Home Web, Inc." to "Duro Enzyme Products Inc." In May 2003, the Company changed its name from “Duro Enzyme Products Inc.” to “EAPI Entertainment, Inc.” and the Company’s accounting year was changed from a December 31 year-end to a September 30 year-end. On July 7, 2005 the Company changed its name to Organic Recycling Technologies Inc.

From 2000 to December 2002, the Company was engaged in the business of developing technologies based on the production of natural stable enzymes and the development of various applications for those enzymes. Early in 2003, the Company undertook a reorganization of its corporate affairs in connection with a determination by its Board of Directors to pursue business opportunities in the areas of electronic computer entertainment, education, music and other areas of the entertainment industry.

In the second quarter of 2005, the Company’s Board of Directors determined that better opportunities existed for it outside of the entertainment industry. The Company is now directing its business activities to seeking out opportunities in the field of waste management, focusing on inorganic and organic recycling technologies, environmental technologies and recycling technologies. The Company will seek a wide variety of environmentally positive technologies related to waste and energy, and will seek to form associations to exploit those technologies.

INDUSTRY BACKGROUND

The waste business is undergoing fundamental changes. There is no single solution to the environmental problems that exist in dealing with an ever growing stream of waste materials. In particular, the vast growth that is happening throughout Asia has created new demands and new opportunities. Countries such as China and India are emerging from third world status into modern industrial consumer states. The governments in these countries are turning their attention to dealing with the waste being created by newly created industrial and consumer societies and are seeking ways to protect their environment.

The waste industry is highly competitive; however, the Company believes that opportunities exist for start up companies that seek out strong connections with joint venture partners and who have innovative technologies and solutions to the waste and general environmental problems. The waste industry is highly competitive, however, and there is no assurance of success with respect to the Company’s ability to find joint venture partners or to complete any business venture that it may embark upon within the industry.

BUSINESS STRATEGY

The Company has determined that its resources and energies would best be utilized in partnering with technology developers and waste management companies in a wide range of environmental technologies. Worldwide problems in dealing with various forms of waste management continue to grow, as does the need for the utilization of new and improved technologies that allow for a more environmentally efficient utilization of resources. Issues such as global warming and environmental pollution increase the need for various methods to deal with both organic and inorganic waste in ways that are constantly undergoing innovation and refinement. As landfills near capacity and, in some cases, are shut down, and as composting is severely limited in its application, the need for new approaches to waste management is constant. If these problems exist in North America, the problems in Asia are perhaps even more extensive as the industrial and population base continues to grow and, as the infrastructure for waste management is less developed, the need for, and opportunities for, solutions continue to grow. As a consequence of the many opportunities that are perceived to exist in China, most of the Company’s focus has been on that country.

Although not directly related to the waste problem, the waste management industry is also focused on technologies that may lead to better ways to produce energy, cut emissions and halt the growth of greenhouse gases in the environment. The Company does not intend to restrict itself to waste recycling, but will seek out new technologies to better utilize existing resources in an environmentally friendly way and thereby reduce those by-products that are destructive to the environment.

Recycling

One of the most important aspects of waste management is that of recycling. This process allows waste that would find its way into landfills or garbage dumps to be treated and utilized as raw materials in the production of new products. In North America and in Europe, recycling has become commonplace. The separation of waste streams into glass, plastics and mixed organics has allowed new uses for some of the materials that formerly would have been discarded. As new technologies evolve, it is anticipated that recycling technologies will continue to emerge. For example, in recent years, new technologies have been developing to convert organic wastes into new products such as fertilizers, feed supplements and bio fuels.

Worldwide demand for new and existing technologies appears to be so extensive that it is not possible to fully evaluate the potential of the worldwide market. It is a competitive market like any other, however, and from a business standpoint there is no assurance that the Company will in fact be able to exploit any new technologies or maintain a successful posture in respect to the goals it is seeking to achieve in the aforesaid business activities.

Marketing Waste Technologies

The Company is exploring various opportunities to market waste management technologies through the development of web-based and traditional marketing centers. The Company is at the initial stages of this activity. It is intended that this on-line marketing center will provide information and sales on various technologies to market to both consumers and retailers.

STATUS OF BUSINESS DEVELOPMENT

The Company has been actively involved in reviewing various technologies in the waste management business as well as other environmental technologies. The following major corporate developments occurred during the past two fiscal years:

(1)
Purchase of Waste Hauling Contracts: On January 24, 2005, the Company announced it had entered into negotiations to purchase certain assets and waste hauling contracts in New York State from Organic Materials, LLC, a limited liability company co-owned and operated by Ralph Petruzzo. Due to changes in the economics of the hauling contracts, in October 2005 the Company determined it was not in its best interests to pursue this acquisition.

(2)
Changes in the Appointments of the Company’s President and CEO: On January 28, 2005, Peter Gardner resigned as President of the Company and Ralph Petruzzo was appointed as President, Director and CEO of the Company until April 24th, 2006. Mr. Gardner resumed his appointment as President and Chief Executive Officer of the Company until March 2007 when Mr. Edwin Kroeker was appointed President and CEO. Mr. Gardner remains a director of the Company.

(3)
Engagement of Waste Management Consultant: On February 4, 2005, the Company engaged Michael Olsson as a consultant to the Company. Mr. Olsson holds a B.Sc. specializing in biotechnology and a M.Sc. chemical and biological engineering. He is a project manager and senior consultant with Sumas Environmental Remediation Group, based in British Columbia, Canada. The Company intends to use Mr. Olsson’s expertise to assist in the evaluation of potential projects. Mr. Olsson’s services are being provided through his company, 0708611 B.C. Ltd.

(4)
Acquisition Of Waste Site In Saratoga, New York: On March 7, 2005, the Company through its wholly owned subsidiary Organic Recycling Technologies Inc. entered into an agreement (the “Saratoga Agreement”) with Petruzzo Products Inc., a company controlled by a former President and CEO of the Company, to purchase up to 60 acres of permitted lands (the “Saratoga Site”) sufficient to operate a waste processing site located in Saratoga, New York. The lands were to be used in a joint venture that would have seen the site utilized for a waste treatment and separation plant that was to process and convert post-organic material into a high quality bio-fuel.

The purchase price of $1,500,000 was payable in installments. On June 28, 2005, an extension agreement was signed, extending the due date for the first installment payment to September 1, 2005. Effective November 5, 2005, a further extension was granted to January 31, 2006. The closing date for the acquisition was also extended to January 31, 2006. The Company had advanced to Petruzzo Products Inc. $383,000 towards the purchase price.

Interest was payable on the unpaid balance of the purchase price at a rate of 5.5% per annum calculated monthly, beginning on March 7, 2005. One year after the closing date of January 31, 2006, Petruzzo Products Inc. would have the option to convert all or any part of the unpaid principal balance of the purchase price into shares of the Company’s common stock at a conversion price equal to the greater of 90% of the average closing price of the Company’s common stock as quoted on the OTC Bulletin Board during the three trading days immediately prior to exercise and 90% of the average closing price of the Company’s common stock as quoted on the OTC Bulletin Board over the thirty trading days immediately prior to exercise.

Transfer of title to the Saratoga Site was contingent upon the Company’s payment to Petruzzo Products Inc. of the $117,000 remaining on the first installment payment by January 31, 2006. Pursuant to the terms of the Saratoga Agreement, if the Company does not make the $117,000 payment due on January 31, 2006, the Saratoga Agreement shall be non-binding. The Company and Petruzzo Products Inc. were in the process of obtaining an arms-length appraisal for the Saratoga Site. In the event that the appraised value of the Saratoga Site differed materially from the agreed upon purchase price, the purchase price would be adjusted accordingly.

Currently, the Saratoga Site is being used as part of a joint venture (the “Saratoga Joint Venture”) between Petruzzo Products Inc., Bedminster International Limited (“Bedminster”), Tully Environmental, Inc. and Tully Construction Co. Inc. As part of the Saratoga Joint Venture, Bedminster will establish and operate an organic waste treatment plant based on Bedminster’s technology.  If the Company had completed the acquisition of the Saratoga Site, it was expected that the Company would have become a party to the Saratoga Joint Venture in place of Petruzzo Products Inc.

In or about the fall of 2005 when Petruzzo Products Inc. attempted to obtain a permit for the Saratoga Site in order to operate a Bedminster Waste Processing plant, the City of Corinth unexpectedly opposed the application to have the site used for the intended application. Petruzzo Products Inc. commenced legal action to compel a permit to be issued. There were no assurances this application would be successful and there was the potential for protracted and costly legal proceedings. As a result of this development the Company determined that it would not be in its interest to proceed to acquire this site.

The Company was indebted to Ralph Petruzzo in respect to his compensation package which was to include salary and share options. The Company, after being made aware of the problems in respect to the Corinth site, commenced negotiations to severe its relationship with Petruzzo Products Inc. and its obligations in respect to its agreement to purchase the Corinth property. The permit problems also resulted in the recognition by the Company’s president Ralph Petruzzo that he could no longer devote his efforts to the Company and negotiations ensued to finalize the relationship between the Company, Petruzzo Products Inc. and Ralph Petruzzo. The agreement reached between the parties was reduced to writing on February 8, 2006. The terms of this agreement were that each party was to terminate their relationship, that there was to be no further obligations in respect to the acquisition of the Saratoga Site and that monies paid toward the down payment by the Company were to be retained by Petruzzo Products Inc. In addition Ralph Petruzzo forgave the Company in respect to all claims of compensation owed to Mr. Petruzzo.

(5)
Contact Lists and Project Leads in China: As announced April 7, 2005, the Company entered into an April 6th, 2005 agreement with Waste Consultants Limited (“Waste Consultants”), which was subsequently cancelled by mutual agreement of the parties on July 13th, 2006. Waste Consultants has since continued to provide certain consulting and introductory services to the Company on an ongoing basis. In consideration of Waste Consultants providing ongoing services to the Company, the Company paid $50,000 to Waste Consultants on October 25, 2005, which amount was paid by the issuance of 132,275 common shares which were issued at $.0375 per share pursuant to the share conversion provisions of the Agreement. At the sole option of the Company, the consideration may be paid by the issuance of shares, the conversion price of which will be equal to 90% of the average closing price of the Company’s common stock as quoted on the OTC Bulletin Board over the three trading days immediately preceding the date on which notice of exercise is given to Waste Consultants.

(6)
Engagement of HDR Brown Vence and Associates, Inc.: In June 2006 the Company entered into a consulting services agreement with California based HDR Brown Venice and Associates, Inc. (“HDR”) a worldwide engineering and architectural consulting company, which provides a wide range of technical related and professional services for various complex industrial projects. HDR will be utilized by the Company in the evaluation of its projects in respect to project feasibility, design, implementation and operational supervision. The Company has paid approximately $75,000 to HDR as at September 30th, 2006. The Company intends to continue to work closely with HDR with respect to its opportunities for various projects and in the development of technologies that will be proprietary to the Company.

(7)
Projects in Foshan Region of Guangdong Province in the People’s Republic of China: In June of 2005, the Company entered into an agreement with Foshan Public Utility Management Chinese Company (“Foshan Public Utility”). The Company and Foshan Public Utility are continuing negotiations to enter into an agreement to construct and operate a waste disposal facility in the Foshan region of Guangdong Province. On June 16, 2005, the Company announced that the entry into an agreement with Foshan Public Utility was imminent. However, the Company has not yet finalized an agreement with Foshan Public Utility, as to the specifics of a waste management facility and negotiations are ongoing.

Foshan Public Utility is the government agency in charge of all utilities including waste disposal. This agreement, if any, would be directly with the government agency in charge, thus ensuring a secure contract and access to proper channels in China.

As Foshan Public Utility is in charge of all waste disposal activities in the region, it is contemplated that they will supply the land for the project site, all the required permits to build the facility and guaranteed waste supply to the project. It is also contemplated that Foshan Public Utility will ensure uninterrupted sales activity and no restrictions on the future sale of the constructed waste facility. The Company’s negotiations with Foshan Public Utility are ongoing and there are no assurances that we will be able to successfully complete an agreement with them. The Company intends to carry out a feasibility study with respect to this opportunity.

(8)
Joint Venture Project in Chongqing China: Effective September 28, 2005, the Company’s wholly owned subsidiary, Organic Recycling Technologies (China) Inc. (“Organic China”), entered into a joint venture agreement (the “CJCE Joint Venture Agreement”) with Chongqing Jinxibeina Complete Equipment Imp. & Exp. Co. (“CJCE”) for the construction of a waste products and sewage processing facility in the City of Chongqing, China. Under the terms of the CJCE Joint Venture Agreement, CJCE will be responsible for:

(a)	obtaining title to, or long term rights to use lands upon which the proposed facility is to be constructed;
(b)	obtaining all necessary permits and licenses required to construct the proposed facility;
(c)	procuring long term waste treatment contracts for the proposed facility upon the completion of its construction and commissioning;
(d)	engaging engineers and construction firms to construct the proposed facility; and
(e)	securing a financial guarantee from China United Guarantee Co. Ltd. in favor of Organic China for the payment of the purchase price of the proposed facility.

Organic China will be responsible for providing a complete set of working plans and specifications for the proposed facility, supervising its construction, and financing the construction of the proposed facility. Organic China’s obligations to finance the construction of the proposed facility are conditional upon CJCE fulfilling its obligations as listed above. If construction of the proposed facility is completed, CJCE will pay to Organic China an amount equal to 120% of Organic China’s cost in constructing the facility.

This agreement is in the process of being renegotiated and the Company is looking at developing several additional sites within this area. It is anticipated that the negotiations will be concluded by the fall of 2007 and binding agreements will be entered into at that time.

Organic China has estimated that it will cost approximately $8,000,000 to $10,000,000 to construct the proposed facility; however, there are no assurances that these estimates will reflect the final actual costs of construction. The Company currently does not have sufficient financial resources to finance the estimated costs of construction for the proposed facility and there is no assurance that the Company will be able to secure financing to commence the project.

CJCE is a corporation involved in various business ventures throughout China, Africa, Latin America, Europe and the Asian-Pacific Region.

(9)
Representative Agreement with Bedminster International Limited: In addition to its efforts to acquire the Saratoga Site and to become a party to the Saratoga Joint Venture, the Company has negotiated a representative agreement with Bedminster (the “Representative Agreement”). On July 14, 2005, the Company was granted the right to represent Bedminster in generating development opportunities for Bedminster’s waste management technologies at five specific sites and projects agreed to by the parties for a term ending on December 31, 2006. The specific projects and sites included in the Representative Agreement are located in the United States, China, and the U.K.

The Company is not obligated to utilize this technology and in light of its new relationship with HDR the technology chosen for each project will be dependant upon their evaluation in respect to suitability considering all variables that should to be considered.

(10)
Wind Power Technologies: The Company has retained HDR to conduct certain feasibility studies with respect to wind power alternative energy project opportunities in China. There is no assurance that the Company will be successful in concluding any definitive agreements with respect to these alternative energy project opportunities.

COMPETITION

The waste management industry is highly competitive, consisting of a number of large, well established companies that operate on a national and international scale, as well as a number of smaller companies that operate on a regional basis. Almost all of these companies are more established and have greater financial resources than the Company.

The Company intends to differentiate itself from competitors in this industry by seeking out and partnering with leading-edge environmental technology developers to offer a wide range of solutions for waste management and recycling, wastewater and water treatment, greenhouse gas reduction and bioenergy capture and wind energy production. As part of this development plan, the Company intends to seek out business opportunities on an international scale, with a particular focus on emerging industrial countries such as China and India.

INTELLECTUAL PROPERTY

The Company’s performance and ability to compete are somewhat dependent on its ability to seek out and utilize these various technologies that are summarized above. Although the Company is not primarily in the business of developing these technologies, it will explore the possibility of developing some of its own technologies through its relationship with HDR. The main intention of the Company is to seek out new technologies to apply to waste management and other environmental problems. It is possible that the technologies that the Company seeks to exploit in carrying out its business plan may have patent or other protections. The Company itself does not possess any patents or other protection in respect to intellectual property.

EMPLOYEES

For the past twenty-four months ending September 30th, 2006 the Company has continued to have one employee and ten consultants. Of those 11 employees and consultants, two were classified as executive officers, five as administrative personnel, and four as sales and marketing personnel. The Company’s consultants and employees do not belong to a collective bargaining unit, and the Company is not aware of any labor union organizing activity. The Company believes its future success will depend in large part on its continuing ability to attract, train and retain skilled technical, sales, marketing and customer support personnel.

GOVERNMENT REGULATION

The waste industry is highly regulated. Any waste disposal or recycling facility that the Company constructs or operates will be required to pass strict government requirements. These regulations will vary from country to country and may include regulations at the federal, state and municipal levels. As a result, the Company expects that a significant portion of its capital expenditures in constructing or operating any waste disposal or recycling facilities will be allocated to complying with environmental regulations at various levels of government. The Company expects that these costs will include those associated with surveying, designing, operating, monitoring and maintaining any facilities that it constructs or operates. Although the Company expects that considerable time, effort and funds will be expended on obtaining and maintaining necessary environmental and other government permits and approvals, there are no assurances that the Company will be able to obtain or maintain such permits or approvals.

ITEM 2.     DESCRIPTION OF PROPERTY

The Company had leased its principal executive office, consisting of approximately 2,500 square feet, at a monthly rate of $2,420, located at 204 – 3970 East Hastings Street, Burnaby, British Columbia, Canada, V5C 6C1. The Company leased this property from 696092 B.C. Ltd., a private company owned by one of our directors, Peter Gardner. In March 2007, the Company entered into a 3 year lease with a non affiliated party to lease approximately 1,100 square feet in Orangeville, Ontario, at a monthly rental of $1,244. Although maintaining its British Columbia office, the Company’s corporate headquarters were moved to Orangeville, Ontario.

ITEM 3.     LEGAL PROCEEDINGS

The Company was named in a legal suit filed in the Supreme Court of British Columbia on September 1, 2004, which was settled at no cost to the Company on or about July 27, 2005. The suit had been filed by three of the Companies shareholders against the Company, Pacific Ocean Resources Corporation (“Pacific Ocean”) a company owned and controlled by Don Dyer, René Branconnier and Sharon Branconnier. Pacific Ocean is a principal stockholder of the Company. René Branconnier is related to two of our directors and officers, Mr. Dean Branconnier and Mr. Chad Burback, and Sharon Branconnier is the wife of René Branconnier. A Statement of Defense was filed in response to the plaintiffs’ claims. In their Statement of Claim, the plaintiffs have alleged that they provided funds to Pacific Ocean in exchange for a loan agreement and an option agreement that specified Pacific Ocean would deliver shares and warrants of the Company in full satisfaction of the loan. As specified in the loan agreement, the shares were to be delivered, Pacific Ocean claims that they were delivered and the debt has been satisfied. The Company was not a party to these agreements, nor did Mr. Branconnier or Mrs. Branconnier ever have any contact with any of the plaintiffs. On June 14, 2004, pursuant to a direction from Pacific Ocean, the Company issued a total of 433,333 shares that were issue-able to Pacific Ocean to the plaintiffs. This lawsuit has been settled with the execution of a Release dated July 27, 2005 and the subsequent filing of a dismissal order at the Vancouver Registry of the Supreme Court of British Columbia.

Except as described above, to the knowledge of the Company, neither the Company nor its subsidiaries are party to any other legal proceeding or litigation and it knows of no other threatened or contemplated legal proceedings or litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 27, 2005, the Company solicited the consent of its stockholders to amend its Articles of Incorporation by changing the name of the Company to “Organic Recycling Technologies Inc.” The Company received written consents by the required proportion of its stockholders and, effective July 7, 2005, the Company filed Restated Articles of Incorporation effecting the name change. No other amendments were made to the Company’s Articles of Incorporation.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company’s common stock was traded on the Over-the-Counter Bulletin Board (the “OTC BB”) under the symbol “ORCY.” The Company’s trading symbol was changed from “EPEI” to “ORCY” on July 11, 2005 concurrent with the Company’s change of name. Subsequently the Company’s common stock was traded on the Pink Sheets Electronic Quotation systems in other over-the-counter trading.

The following table sets forth, the range of high and low bid prices of the Company’s common stock for the last two fiscal years of actual trading, as reported by the OTC BB / Pink Sheets:

FISCAL QUARTER	HIGH ($)*	LOW ($)*
1st Quarter 2004	$0.30	$0.15
2nd Quarter 2004	$0.33	$0.15
3rd Quarter 2004	$0.55	$0.15
4th Quarter 2004	$0.40	$0.16
1st Quarter 2005	$0.16	$0.07
2nd Quarter 2005	$0.70	$0.10
3rd Quarter 2005	$1.05	$0.31
4th Quarter 2005	$0.99	$0.41
1st Quarter 2006	$0.48	$0.34
2nd Quarter 2006	$0.73	$0.37
3rd Quarter 2006	$0.65	$0.45
4th Quarter 2006	$0.80	$0.50
1st Quarter 2007	$0.65	$0.52
2nd Quarter 2007	$0.75	$0.60

*The pricing information was provided by the OTC BB / Pink Sheets as the case may be.

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

HOLDERS

As of July 3, 2007, the Company’s issued and outstanding common stock totaled 43,333,719 shares, held by approximately 665 stockholders of record.

DIVIDENDS

The Company has not paid dividends in prior years and has no plans to pay dividends in the near future. The Company intends to reinvest its earnings, if any are achieved, in the continued development and operation of its business. Any payment of dividends would depend upon the Company’s pattern of growth, profitability, financial condition, and such other factors as the Board of Directors may deem relevant.

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

Between January 17, 2004 and September 30, 2005, the Company sold 9,608,845 units to investors at prices ranging between $0.08 and $1.00 per unit for an aggregate amount of $2,197,599 net of costs of raising capital. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at exercise prices ranging between $0.30 and $1.25 per unit (the “Units”). All warrants expire one year from date of issuance. On January 16, 2006, the Company extended the expiration date of the warrants by one year to two years from date of issuance. All Units were sold in reliance on Regulation S promulgated under the Securities Act of 1933, as amended (“Regulation S”). All units were sold outside of the United States to non-“U.S. Persons” as defined in Regulation S.

During the year ended September 30, 2005, the Company issued 3,005,707 shares of its common stock having a value of $755,589 (the “Shares”) to seventeen consultants. One of the consultants, Milverton Capital Corporation is an affiliate of the Company, and was issued 400,000 shares of common stock, valued at $120,000. All of the Shares were issued under an exemption from registration pursuant to Regulation D of the Act and/or Section 4(2) of the Act.

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

Between October 1st, 2005 and September 30th, 2006 the Company issued to Pacific Ocean 69,333 units consisting of 69,333 common shares at a price of $0.33 per common share and 235,333 Warrants exercisable at a price of $0.32 per common share, and 2,861,712 units to Non-related Investors (“NRI”). The units consist of one share of common stock and a warrant to purchase one share of common stock at exercise prices ranging from $0.28 to $0.75 per share. The warrants expire one year from date of issuance. On January 5 2007, the Company extended the expiration date of the warrants by one year to two years from issuance. The Units were sold at prices ranging between $0.20 and $0.75 per share for an aggregate amount of $2,899,630. The Units and shares were sold in reliance on Regulation S promulgated under the Securities Act on the basis of representations made by Pacific Ocean and each NRI that they were not a “U.S. Person” as defined in Regulation S, and that they were not acquiring the units for the account or benefit of a U.S. Person. Each unit consisted of one share of common stock and one warrant to purchase one additional share of common stock, expiring one year after the date of issuance.

Between October 1st, 2005 and September 30, 2006, the Company issued 425,072 units to certain arms length agents, comprising 132,275 common shares issued at $0.38 each, 149,000 common shares issued at $0.29 each, 108,000 common shares issued at $0.39 and 10,797 common shares issued at $0.30 and 25,000 common shares issued at $0.29 for their commission fees. These units were issued in reliance on Regulation S promulgated under the Securities Act of 1933 on the basis of representations made by the agents that they were not a “U.S. Person” as defined in Regulation S, and that it was not acquiring the units for the account of benefit of a U.S. Person.

Between October 1st, 2005 and September 30, 2006, the Company issued a total of 840,000 shares of its common stock to five unrelated private investors at a price of $0.25 per share. These shares were issued to the investors in consideration for consulting services provided to the Company by the investors. The shares were issued pursuant to Regulation D of the Securities Act on the basis that the individuals are “accredited investors” as defined in Regulation D.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements included herein. Certain statements contained herein may constitute forward-looking statements, as discussed at the beginning of Part I of this Annual Report. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the “Risk Factors” section of this Form 10-KSB.

PLAN OF OPERATION

The Company’s plan of operation for the next twelve months is summarized as follows:

1.
The Company’s mission is to locate, integrate and implement leading waste management, recycling and reusable energy technologies with the objective of creating a cleaner and healthier global environment and capitalizing on profitable opportunities for our shareholders. The Company is currently evaluating several projects in China related to waste management and alternate power. No agreements have been concluded and therefore capital requirements remain unknown.

2.
The Company intends to pursue the finalization of agreements to build waste disposal facilities in the Foshan region of the Province of Guangdong, China, pursuant to its agreements with Foshan Public Utility. The Company estimates that it will spend approximately $500,000 in pursuing these projects over the next twelve months.

3.
The Company intends to finalize agreements and to build, own, and transfer a waste conversion facility in Chongqing China with an estimated dollar value of $8,000,000 to $10,000.000. As the negotiations are ongoing and the number of waste conversion facilities to be built is still uncertain it is difficult to determine the exact financial requirements for this project over the next 12 months. The Company’s present strategy to facilitate this project involves securing government approval for an International Registered joint venture.  Management is of the opinion that the potential benefits to the Company should it be successful in achieving approval for the joint venture includes a tax holiday of 100% taxes for 5 years plus 5 additional years prorated to 20% in the first year, 40% in the second, through to 100% in the 5th year. In addition, the Company will seek concessions in China in terms of obtaining governmental assistance in allocating suitable lands for each project, thereby positioning the Company to obtain project debt financing from the Chinese Commercial Industrial Bank.

4.
The Company has further commenced negotiations to create an environmental fund in China (The Fund Project) as a potential financing vehicle to assist it with implementation of its above mentioned projects.

Over the next twelve months, the Company estimates that it will require approximately $5,000,000 to pursue its stated plan of operation. Of this amount approximately, $3,500,000 will be comprised of overhead expenses. The actual amounts required will depend on whether the Company commences building waste facilities under its joint venture agreement with CJCE or elsewhere in the next twelve months.  It is important to note that our actual expenditures and financial requirements during this period may be greater than or less than the amounts that we have estimated herein. The Company is also continuing to seek out new business opportunities, and may find new opportunities which have not been accounted for in the Company’s budget estimates.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended September 30,
	2006	2005	Percentage Increase/(Decrease)

Revenue	$--	$--	N/A
Operating Expenses	(2,820,047)	(3,075,446)	(8.3%)
Other Expenses	(498,863)	(121,820)	309.5%
Net Income (Loss)	$(3,318,909)	$(3,197,266)	3.8%

Revenue

We do not anticipate earning revenues until such time as we have completed commercial development of planned products and businesses. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license our planned products once development is complete.

Operating Costs and Expenses

The Company incurred total operating expenses of $3,318,909 during the year ended September 30, 2006, which was an increase of $121,643 over the operating expenses incurred by the Company during the year ended September 30, 2005.

An analysis of the major operating items shows the following changes:

(1)
Consulting and professional fees for the year ended September 30, 2006 decreased to $2,209,684 from $2,729,451 for the same period in 2005, as a result of reduction in use and cost of management consultants retained to locate, research, conduct feasibility studies with respect to leading waste management, recycling and reusable energy technologies, as well as reduction in legal and accounting costs.

(2)
General and administration expenses for the year ended September 30, 2006 increased to $610,363 from $345,995 for the same period in 2005, primarily as a result of an increase in advertising of the Company’s business operations, increase in travel and investor communications expenses.

(3)
Interest expense for the year ended September 30, 2006 was $115,518 compared to $121,820 for the same period in 2005. Interest expense slightly decreased due to reduction in short term notes payable to related parties during the year ended September 30, 2006 as compared to the same period in 2005.

(4)
The Company incurred a loss of $383,345 due to termination of site acquisition in New York during the year ended September 30, 2006. The Company did not incur any such expenditure during the year ended September 30, 2005.

As the Company anticipates that its business operations will continue at approximately the same level during the next twelve months, the Company expects its expenses to continue to remain level during the next fiscal year.

LIQUIDITY AND FINANCIAL CONDITION

Cash Flows	Year Ended September 30,
	2006	2005
Net Cash used in Operating Activities	$(1,200,874)	$(2,768,014)
Net Cash used in Investing Activities	(5,141)	(335,000)
Net Cash from Financing Activities	1,187,575	3,103,569
Effects of Foreign Currency Translations	3,163	76,673
Net Increase (decrease) in Cash During Period	$(15,277)	$77,228

Working Capital	At September 30, 2006	At September 30, 2005	Percentage Increase/(Decrease)
Current Assets	$135,366	$729,318	(81.4)%
Current Liabilities	(4,642,509)	(3,764,085)	23.3%
Working Capital Surplus (Deficit)	$(4,507,133)	$(3,034,767)	48.5%

The Company had cash of $62,351 as of September 30, 2006 compared to cash of $77,628 as of September 30, 2005. As of September 30, 2006, the Company had a net stockholders’ deficit of $4,503,361 with accumulated losses of $16,103,238 including a loss of $3,318,909 during the year ended September 30, 2006. Due to the Company’s substantial working capital deficit and its current inability to generate revenues, there is no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. In addition, there can be no guarantee that financing adequate to carry out the Company’s business plan will be available on terms acceptable to the Company, or at all.

The Company owes the following amounts to related parties, as described in greater detail in Item 12 of this Annual Report on Form 10-KSB:

Creditor	As of September 30, 2006	As of September 30, 2005
Brampton Holdings Ltd.	$770,665	$675,872
Sanclair Holdings Ltd.	829,312	883,446
Pacific Ocean Resources Corporation	46,954	448,848
529473 B.C. Ltd.	310,535	230,235
Rene Branconnier	31,677	--
Milverton Capital Corporation	712,295	743,596
Total:	$2,701,438	$2,981,997

Consulting fees and premise payments totaling $1,656,621 were outstanding and unpaid to related parties as of September 30, 2006 compared to $999,452 as of September 30, 2005.

FINANCING NEEDS

The Company anticipates that it will require approximately $5,000,000 to finance its stated plan of operation which is being implemented in the fiscal year ending September 2007. These cash requirements are in excess of the Company’s current cash and working capital resources. Accordingly, the Company will require additional financing in order to pursue its plan of operation. The Company plans to complete equity financings through private placements of the Company’s common stock in order to raise the funds necessary to enable the Company to proceed with its plan of operation. The Company is seeking governmental environmental funds investment or institutional and or private debt financing for the purposes of achieving its goals in China. The Company has no arrangements in place for any additional financing and there is no assurance that the Company will be able to acquire the necessary financing when and if required. There is no assurance that any party will advance additional funds to the Company in order to enable it to sustain its plan of operation.

The Company plans to utilize a combination of internally generated funds from operations and potential debt and/or equity financing to fund its longer-term growth over a period of two to five years, subject to the Company obtaining the necessary business assets to achieve this financing. The availability of future financing will depend on market conditions. The forecast of the period of time through which the Company’s financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to rapidly expand its new operations. There can be no assurance that financing adequate to carry out the Company’s business plan will be available on terms acceptable to the Company, or at all.

CRITICAL ACCOUNTING POLICIES

Effect of Fluctuations in Foreign Exchange Rates

The Company’s reporting and functional currency is the US dollar. Currently, the Company’s primary operations are located in Canada. Transactions in Canadian dollars have been translated into U.S. dollars using the current rate method, such that assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenue and expenses are translated at the average rates of exchange during the appropriate fiscal period. As a result, the carrying value of the Company’s investments in Canada is subject to the risk of foreign currency fluctuations. Additionally, any revenues received from the Company’s international operations in other than U.S. dollars will be subject to foreign exchange risk.

Issuance of Shares for Services

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

RISK FACTORS

Shareholders and prospective purchasers of the Company's Common Stock should carefully consider the following risk factors in addition to the other information appearing in this Annual Report on Form 10-KSB.

The Company May Not Be Able To Continue As A Going Concern

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

The Company May Acquire Unrelated Business and Change Its Current Operations.

The Company is currently looking at other business models and business operations. These new operations may be materially different from the current business model and operation that currently exist. Any change in the business operations may materially affect the Company’s share price and revenue generation ability.

The Company Requires Additional Financing In Order To Pursue Its Plan Of Operation

The Company’s plan of operation will require an estimated $5,000,000 to be spent over the next twelve months. The Company currently does not earn revenue from its operations and does not anticipate earning revenue in the near future. As such, the Company’s current operating funds are insufficient to complete its plan of operation without additional financing. Due to the Company’s substantial working capital deficit, the amount of financing required for pursuing its plan of operation and the Company’s current inability to generate revenues, the Company will require financing in order to pursue its plan of operation. In addition, there is no assurance that the Company’s actual cash requirements will not exceed its estimates. If the actual cost of building and developing the Company’s proposed projects in China is greater than expected, then the Company’s ability to complete its plan of operation may be adversely affected. If the Company is unable to acquire sufficient financing on terms acceptable to it, the Company’s operations could be severely limited and the Company may not be able to implement its plan of operation.

It is anticipated that any additional financing obtained by the Company will be by way of equity financing through private placements of the Company’s common stock. If such equity financing is obtained, the interests of the Company’s existing stockholders may be diluted. The Company continues to seek out debt financing private or institution for its projects in China. The Company does not have any finalized financing arrangements in place at this time and there is no assurance that the Company will be able to acquire sufficient financing on terms acceptable to it. No commitments to provide additional funds have been made by the Company’s management or the Company’s existing stockholders.

The Company May Not Be Able To Meet Its Commitments To Build Plants In China Or Elsewhere

Even if sufficient financing is obtained, there is no assurance that the Company will be able to successfully build waste management facilities in China or elsewhere. The construction of these projects is dependent on a number of factors outside of the Company’s control, including the availability of contract workers, qualified tradespersons and federal and local government permits. As the Company will be operating in a foreign jurisdiction local issues may prevent the Company from completing its agreements to build these plants or, once built, to put them into operation.

The Company May Not Be Able To Secure Agreements With Potential Joint Venture Partners Or Such Partners May Be Unreliable Or Unable To Carry Through With Their Obligations Under Such Agreements.

Although the Company has entered into joint venture agreements with CJCE with respect to the construction of waste management facilities in China, there is no assurance that CJCE will be able or willing to fulfill their obligations under those agreements. If CJCE fails to meet its obligations with respect to the joint venture in Chongqing, China, our future business prospects will be significantly damaged.

The Company’s Business Is Dependent On Its Ability to Market Itself And To Locate Promising Technologies and Business Opportunities In Waste Management.

As the Company does not have any specific technology that it owns, it is attempting to market itself as a Company that is able to locate waste management and recycling opportunities and find joint venture partners to realize those opportunities. As the Company is a start up Company there is no guarantee that it will be able to either locate or exploit opportunities that may exist.

The Company Operates In An Intensely Competitive Industry.

The waste management and recycling industry is highly competitive with many large companies with extensive resources and contacts that will compete with the Company. Although the Company is attempting to locate opportunities that larger companies may have less interest in, the Company expects that it will continue to face strong competition within this industry. Certain of the markets in which the Company expects to compete will be served by one or more established waste management companies of varying sizes and resources. The Company also competes with various government corporations at the local, provincial and federal levels. The Company expects that many of its competitors will have significant competitive advantages in that they may be better funded and better established than the Company.  This industry competition could have a materially adverse effect on the Company’s business prospects, financial condition and operating results.

The Company’s Operating Results are Likely to Fluctuate Significantly, Which Could Increase the Volatility of its Stock Price.

As a result of the Company’s limited operating history and the planned expansion of its business operations, the Company’s quarterly and annual revenues and operating results are likely to fluctuate from period to period. For this reason, you should not rely on period-to-period comparisons of the Company’s financial results as indications of future results. The Company’s future operating results could fall below the expectations of public market analysts or investors and significantly reduce the market price of its common stock. Fluctuations in the Company’s operating results could increase the volatility of its stock price.

The Company Depends Upon A Small Number Of Key Persons To Implement Its Business Plan, And The Loss Of Any Of Them May Affect Its Business Operations.

The Company is dependent on several key employees and consultants to implement its business plan, and the loss of any of them may affect the Company’s ability to provide the required quality of service and technical support necessary to achieve and maintain a competitive market position. There is no assurance that these key employees and consultants will continue to manage the Company’s affairs in the future. The Company has not obtained key man insurance with respect to its employee.

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

The Company has not paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. The Board of Directors has sole authority to declare dividends payable to the Company’s shareholders. The fact that the Company has not and does not plan to pay dividends indicates that the Company must use all of its funds generated by operations for reinvestment in its operating activities and also emphasizes that the Company may not continue as a going concern. Investors also must evaluate an investment in the Company solely on the basis of anticipated capital gains.

ITEM 7.                      CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements are referred to in Item 13(a), listed in the Index to Financial Statements and filed and included herein as a part of this Annual Report on Form 10-KSB.

ORGANIC RECYCLING TECHNOLOGIES INC.
(FORMERLY – EAPI ENTERTAINMENT INC.)

Index to
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Hawkins Accounting
Certified Public Accountant
Audit  .  tax  .  consulting

To the Board of Directors and Shareholders
Organic Recycling Technologies, Inc.
Orangeville, Ontario

I have audited the consolidated balance sheet of Organic Recycling Technologies, Inc. as of September 30, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Organic Recycling Technologies, Inc as of September 30, 2006 and 2005, the results of operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern. The Company has a working capital deficiency of $4,507,144 a net loss of $3,318,910 and a shareholders deficit of $4,503,362. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Hawkins Accounting
Los Angeles, CA

June 20, 2007

1875 Century Park East #H-3513 Los Angeles, CA 90067
(310)-553-5707 FAX (310)-553-5337 hawkinsaccounting1880@yahoo.com

ORGANIC RECYCLING TECHNOLOGIES INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	2005
ASSETS

Current assets
Cash	$62,351	$77,628
Non-trade receivable	23,015	--
Deposit	--	335,000
Prepaid expenses	50,000	316,690
Total current assets	135,366	729,318

Property and equipment, net	3,782	--

TOTAL ASSETS	$139,148	$729,318

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
Accounts and fees payable	$987,906	$651,082
Payable and accrued expenses	2,923,117	2,397,132
Short term notes to related parties	731,486	715,871
Total current liabilities	4,642,509	3,764,085

TOTAL LIABILITIES	4,642,509	3,764,085

Commitments and contingencies	--	--

Shareholders' deficiency
Preferred stock, 40,000,000 shares authorized $0.001 par value, 0 shares outstanding	--	--
Common stock, 500,000,000 authorized, $.001 par value, 36,523,700 and 27,256,698 outstanding, respectively	36,524	27,257
Paid in capital	11,900,389	10,046,974
Common stock to be issued	225,141	240,671
Accumulated comprehensive loss	(562,177)	(565,340)
Accumulated deficit	(16,103,238)	(12,784,329)
Total shareholders' deficiency	(4,503,361)	(3,034,767)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$139,148	$729,318

Notes to financial statements are an integral part of these consolidated financial statements.

ORGANIC RECYCLING TECHNOLOGIES INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
CONSOLIDATED STATEMENT OF OPERATIONS

	For the year ended September 30,
	2006	2005

Revenue	$--	$--

Expenses
Advertising	282,647	--
Depreciation	1,359	--
Consulting and professional fees	2,209,684	2,729,451
Salaries & benefits	11,289	--
Rent, utilities and telephone	99,827	74,931
Office and administration	20,727	132,076
Investor communication	65,964	56,353
Travel, meals and entertainment	125,950	63,885
Insurance & Licenses	2,600	--
Stock based compensation expense	--	18,750
Total expenses	2,820,047	3,075,446

Loss from operations	(2,820,047)	(3,075,446)

Other income (expense)
Interest expense	(115,518)	(121,820)
Loss on termination of site acquisition	(383,345)	-
Total other expenses	(498,863)	(121,820)

Net loss	$(3,318,909)	$(3,197,266)

Other comprehensive income (loss)
Foreign currency translation adjustment	3,163	76,673
Other comprehensive income	3,163	76,673
Comprehensive loss	$(3,315,746)	$(3,120,593)

Loss per common share - basic and fully diluted	$(0.11)	$(0.16)

Weighted average shares outstanding during the period - basic and fully diluted	31,190,689	20,392,000

Notes to financial statements are an integral part of these consolidated financial statements.

ORGANIC RECYCLING TECHNOLOGIES INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
For the years ended September 30, 2006 and 2005

	Common Stock		Paid	Common Stock	Accumulated Other
	Shares	Amount	In Capital	To Be Issued	Comprehensive Loss	Deficit	Total

Balance - September 30, 2004	14,142,146	14,143	5,495,932	1,732,889	(642,013)	(9,587,063)	(2,986,112)

Foreign currency translation adjustment	--	--	--	--	76,673	--	76,673

Stock issued on subscriptions for cash	9,608,845	9,608	3,698,958	(1,510,968)			2,197,599

Stock issued for deferred consulting expense	500,000	500	99,500				100,000

Stock issued for sundry services	3,005,707	3,006	752,583				755,589

Stock based compensation expense			--	18,750			18,750

Net Loss						(3,197,266)	(3,197,266)
Balance - September 30, 2005	27,256,698	$27,257	$10,046,974	$240,671	$(565,340)	$(12,784,329)	$(3,034,767)

Balance as at September 30, 2005	27,256,698	27,257	10,046,974	240,671	(565,340)	(12,784,329)	(3,034,767)

Foreign currency translation adjustment	--	--	--	--	3,163	--	3,163

Stock issued on subscriptions for cash	8,268,290	8,268	2,890,705	(240,671)			2,658,302

Cost of raising capital			(1,388,881)				(1,388,881)

Expenses settled by stock	414,275	414	137,986	--			138,400

Related party expenses settled by stock	584,437	584	213,607				214,191

Stock to be issued			--	225,141			225,141

Net loss						(3,318,909)	(3,318,909)
Balance - September 30, 2006	36,523,700	$36,524	$11,900,390	$225,141	$(562,177)	$(16,103,238)	$(4,503,360)

Notes to financial statements are an integral part of these consolidated financial statements.

ORGANIC RECYCLING TECHNOLOGIES INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,318,909)	$(3,197,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	1,359	40,000
Loan settled by stock issuance	443,070	18,750
Settled of short term notes by stock issuance	352,334	--
Increase in non-trade receivables	(23,015)	--
Decrease in deposits	335,000	--
Decrease in prepaid expenses	266,690	--
Increase in accounts and fees payable	336,824	370,502
Increase in payables and accrued expenses	525,985	--
NET CASH USED IN OPERATING ACTIVITIES	(1,080,663)	(2,728,014)

INVESTING ACTIVITIES
Deposit on land	--	(335,000)
Purchase of equipment	(5,141)	--
NET CASH USED IN INVESTING ACTIVITIES	(5,141)	(335,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,494,820	1,063,229
Payments to related parties	(803,165)	--
Decrease in cash overdraft	--	(7,991)
Increase in payables and fees to related parties	--	479,691
Proceeds of short term notes from related parties	375,710	1,568,640
NET CASH GENERATED FROM FINANCING ACTIVITIES	1,187,575	3,103,569

EFFECT OF FOREIGN CURRENCY TRANSLATION	3,163	76,673

INCREASE (DECREASE) IN CASH	(15,277)	117,228

Cash at the beginning of the period	77,628	400

CASH AT THE END OF THE PERIOD	$62,351	$117,628

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	$--	$--
Cash paid during the period for income taxes	$--	$--

Non-Cash Investing and Financing Activities
Expenses settled by issuance of note payable to related parties	$443,070	$--
Stock subscriptions issued to related party for consulting contract	214,191	--
Stock subscriptions issued in exchange for consulting contract	138,400	18,750
	$795,661	$18,750

Notes to financial statements are an integral part of these consolidated financial statements.

ORGANIC RECYCLING TECHNOLOGIES INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Organic Recycling Technologies Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 15, 1995 under the name Home. Web, Inc. The Company’s current business activities, which began in the second quarter of 2005, include partnering with technology leaders to utilize and apply waste management and recycling technologies and bring these technologies to the forefront through application in today’s waste crisis. This positively impacts the world’s environment and creates a clean and healthy global community for the next generation in a way, which provides environmental and financial benefits to all our stakeholders. The Company is seeking to acquire revenue generating businesses or projects with long term potential that will enable the Company to generate revenues to fund the current business plan in the waste management and recycling market. Effective on July 7, 2005, the Company changed its name from EAPI Entertainment, Inc. to Organic Recycling Technologies Inc.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations have been included.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Organic Recycling Technologies Inc. and its five wholly-owned subsidiaries (collectively, the “Company”), one of which (Duro Enzyme Solutions Inc. - Canada) owns five subsidiaries:

Organic Recycling Technologies, Ltd.
Organic Recycling Management, Inc.
EAPI Center, Inc.
Duro Enzyme Solutions, Inc. – Nevada, USA
Duro Enzyme Solutions, Inc. – British Columbia, Canada
EASI Studios, Inc.
ORTI Organic Recycling Technologies, Inc.
Organic Recycling Technologies (China), Inc.
EASI Education, Inc.
EASI Movies, Music, Television and Video, Inc.

All material inter-company transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, including cash, cash overdraft, non-trade receivable, accounts payable, related party payables and notes and loans payable approximate fair value due to the relative short period to maturity for these instruments.

Basic and Diluted Net Loss per Share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share.” Basic net loss per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

ORGANIC RECYCLING TECHNOLOGIES INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the company considers all highly liquid debt instruments purchased with the original maturity of three months or less to be cash equivalents.

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (‘Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Comprehensive Income (Loss)

The foreign currency translation gains (losses) resulting from the translation of the financial statements of the Company’s subsidiaries expressed in Canadian dollars to United States dollars are reported as Comprehensive income (loss) in the consolidated statements of operations and other comprehensive loss and as Accumulated other comprehensive loss in the consolidated balance sheets and the consolidated statements of shareholders’ deficiency.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Duro Enzyme Solutions, Inc. – Canada and its five subsidiaries as well as EAPI Center Inc., is the Canadian Dollar. The September 30, 2006 financial statements of the Company were translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transactions occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder’s equity as other comprehensive income or (loss). Foreign currency transaction gains and losses are included in consolidated income (loss). During 2006 and 2005, foreign currency translation gains and (losses) of $3,163 and $76,673, respectively, are included in the accompanying consolidated statements of operations and other comprehensive loss.

Reporting Segments

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements. The Company has determined it has only one segment.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.

In compliance with FAS No. 148, for the fiscal year 2005, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Issuance of Shares for Services

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

ORGANIC RECYCLING TECHNOLOGIES INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a)	A brief description of the provisions of this Statement
b)	The date that adoption is required
c)	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

ORGANIC RECYCLING TECHNOLOGIES INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FASB 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FASB 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FASB 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on financial statements.

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007 (Novell’s fiscal 2008), though early adoption is permitted. The management is currently evaluating the effect of this pronouncement on financial statements.

Reclassification

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on the previously issued financial statements of the Company.

NOTE 2:      RELATED PARTY TRANSACTIONS

A total of $1,656,621 and $999,452 was incurred and accrued in consultant services to related parties for the year ended September 30, 2006 and 2005, respectively. The total outstanding and unpaid at September 30, 2006 and 2005, respectively, is $2,701,438 and $2,644,348, which is included in payables and fees to related parties. Ten companies, which are owned or controlled by shareholders or creditors of the Company, have provided services and expertise to the Company during the year ended September 30, 2006 and 2005.

Short-term loans for cash and services of $1,062,972 and $2,516,117 were advanced to the Company by five shareholders during the year ended September 30, 2006 and 2005 respectively. The annualized interest rate for the notes is 10%. Total repayments of these short-term notes for cash and issuance of shares amounted to $1,047,357 and $1,031,017 for the years ended September 30, 2006 and 2005, respectively. As of September 30, 2006 and 2005, the total outstanding related parties’ short term loans amounted to $731,486 and $715,871, respectively.

During the years ended September 30, 2006 and 2005, the Board of Directors approved the conversion of $112,168 and $1,364,370 of short-term loans into stock subscription agreements to a related party.

As of September 30, 2006, the Company owed $1,096,170 to related parties for terminated lease agreements and $174,637 in technology fees and lease payments which are recorded as payables to related parties on the condensed consolidated balance sheets.

NOTE 3:      INCOME TAXES

Income tax expense (benefit) for the years ended September 30, 2006 and 2005 is summarized as follows:

	2006	2005
Current:
Federal	$(1,128,429)	$(1,087,070)
Deferred taxes	1,128,429	1,087,070
Income tax expense (benefit)	$--	$--

ORGANIC RECYCLING TECHNOLOGIES INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations at September 30, 2006 and 2005:

	2006	2005

Tax expense (credit) at statutory rate-federal	(34%)	(34%)
Foreign income not recognized in US	34%	34%
Canada income tax	35%	35%
Tax expense at actual rate	35%	35%

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at September 30, 2006 are as follows:

Deferred tax assets:
Net operating loss carry forward	$5,475,101
Total gross deferred tax assets	5,475,101
Less valuation allowance	(5,475,101)
Net deferred tax assets	$--

At September 30, 2006, the Company had accumulated deficit carry forwards of approximately $16,103,239 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2025.

The net change in the valuation allowance during the year ended September 30, 2006 and 2005 was an increase of $1,128,429 and $1,087,070, respectively.

The long term deferred tax benefit for income taxes from the loss of operations from the year ended September 30, 2005 consists of the following component: long term deferred tax benefit of $1,119,043, and a total long term deferred tax benefit of $2,100,000 due to the accumulated net operating losses. The Company provided a $3,219,043 valuation allowance recorded against the deferred tax asset resulting from net operating losses. The effective tax rate used in the computation of the deferred tax benefit is 34%. The net operating loss carry-forward will expire in various years beginning in 2013.

The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized.

No provision is being made for state income tax for the years ending September 30, 2006 and 2005 since all operations are in Canada.

NOTE 4:      COMMON STOCK

During the year ended September 30, 2006, the Company converted 327,024 shares of common stock valued at $112,168 in short-term loans owed to a related party.

During the period ended September 30, 2006, the Company issued a) 8,525,703 shares of common stock on subscription agreements for a cash consideration of $1,367,444, net of the cost of raising capital; b) 282,000 shares of common stock valued at $92,400 in settlement of vendor invoices; c) 327,024 shares of common stock valued at $112,168 in settlement of loans of related parties; and d) 132,275 shares of common stock valued at $50,000 as prepayments of earnest deposits towards a contract.

ORGANIC RECYCLING TECHNOLOGIES INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the common stock subscription agreements, as of September 30, 2006, the Company issued warrants to purchase 19,480,198 shares of common stock expiring twelve months from the payment of the stock. During the year ended September 30, 2006, none of the warrant holders exercised their warrants. The Company extended the terms of the warrants expiration date by twelve months from the date of issuance. The remaining warrants outstanding at September 30, 2006 are:

Exercise Price	Warrants Issued
CDN $0.10	10,000
CDN $0.25	810,000
CDN $0.35	470,000
CDN $0.65	55,000
CDN $0.75	220,500
CDN $1.00	196,207
US $0.08	10,000
US $0.28	4,000
US $0.30	1,223,583
US $0.35	3,034,000
US $0.40	114,550
US $0.50	2,124,469
US $0.55	755,743
US $0.60	2,664,034
US $0.66	220,000
US $0.70	2,027,652
US $0.75	4,929,470
US $1.00	586,018
US $1.25	24,972
Total	19,480,198

NOTE 5:      EARNINGS (LOSS) PER SHARE

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

	For the Year Ended 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net loss available to common stockholders
Basic and diluted earnings per share	$(3,318,910)	31,190,689	$(0.11)

	For the Year Ended 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net loss available to common stockholders
Basic and diluted earnings per share	$(3,197,266)	20,392,000	$(0.16)

NOTE 6:      LEASES

On March 1, 2007 the Company entered into a three-year lease agreement with a third party for office space and furnishings.

ORGANIC RECYCLING TECHNOLOGIES INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments due as of September 30 are as follows:

Year	Amount

2007	$9,227
2008	14,165
2009	14,507
2010	9,911
Total	$47,810

Total rent expense for the year ended September 30, 2006 and 2005 was $49,901 and $72,875 respectively.

NOTE 7:      GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $3,318,910 and a negative cash flow from operations of $1,285,647 for the year ended September 30, 2006, and has a working capital deficiency of $4,507,144 and a shareholders’ deficiency of $4,503,362 as of September 30, 2006 that raise substantial doubt about its ability to continue as a going concern.

The Company is pursuing and developing a new business plan. The Company is partnering with technology leaders to utilize and apply waste management and recycling technologies and bring these technologies to the market place. The Company is seeking to acquire revenue generating businesses or projects with long term potential in the waste management and recycling industries that will enable the Company to generate revenues to fund the new business plan. The Company anticipates it will raise funds through debt issuance or through the generation of revenue and achieving profitable operations. The Company has continued to raise equity thru the sale of Regulation S stock in an ongoing private placement. It will also continue to pursue acquisitions and joint ventures, to strengthen both its balance sheet and cash flow.

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

NOTE 8:      SUBSEQUENT EVENTS

The Company recorded the following stockholder transactions subsequent to September 30, 2006:

•	The Company received subscriptions for issuances of 5,704,263 shares of common stock and 4,588,555 warrants, for cash proceeds of $2,738,082 through May 15, 2007.
•	The Company issued 333,333 shares of common stock valued at $100,000 to a related party for providing business advisory and consulting services.
•	The Company issued 83,070 shares of common stock valued at $41,535 to third parties in settlement of debt.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the Company’s two most recent fiscal years, the Company had no disagreements with its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of our auditors, would have caused them to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such years and interim periods.

ITEM 8A.    CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, as of the date covered by this Annual Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our Chief Executive Officer and Chief Financial Officer have determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

ITEM 8B.    OTHER INFORMATION

Unregistered Sales of Equity Securities

The Company has engaged in a number of unregistered sales of its equity securities since October 1, 2004. These unregistered sales of equity securities are listed and described under Item 5, “Market for Common Equity and Related Stockholder Matters,” under the heading “Recent Unregistered Sales of Equity Securities.”

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following information sets forth the names of the Company’s officers and directors, their present positions with the Company, and their biographical information:

Name	Age	Position

Edwin Kroeker	58	Chief Executive Officer, President and Director
Peter Gardner	46	Director
Dean Branconnier	38	Chief Financial Officer, Treasurer and Director
Chad Burback	30	Secretary and Director
Michael Brown	58	Director

Edwin Kroeker – CEO, President and Director

Mr. Kroeker has more than 35 years of management experience in the environmental technology industry. Most recently, Mr. Kroeker served on the management team of a public company that developed, patented and commercialized a microbiological process for converting biodegradable organic wastes into valuable end products. Mr. Kroeker also worked as a consultant for a large North American engineering firm where he managed the company's environmental process engineering group at the company's corporate headquarters. Mr. Kroeker's areas of expertise include water and wastewater treatment, air quality management, solid waste management and waste recycling. He earned his bachelor's degree in engineering from the University of Manitoba in 1972, and his Masters degree in environmental engineering from Cornell University in Ithaca, NY. Mr. Kroeker has worked in North America, the Caribbean, Southeast Asia and Central Europe.

Peter Gardner – President and Director

Mr. Gardner was appointed as Chief Executive Officer, President and a Director on November 3, 2003. Between January 28, 2005, and April 24, 2006 Mr. Gardener resigned as President and Chief Executive Officer and thereafter served as President and CEO until March 6, 2007. Mr. Gardner continues to act as a member of our Board of Directors. Mr. Gardner has over 22 years of experience in the computer software industry and is an expert in software development and design. From 1981 to 1985 Mr. Gardner was involved in software design and development. In 1985 Mr. Gardner led a design team in the development of a student database management and reporting software system. Mr. Gardner created a software engine that generated reports based on the individual needs of the user. The resulting software improved the school’s reporting system. From 1986 to 1988 Mr. Gardner built and operated MindMeld Software (“MindMeld”), a computer game company based in Vancouver, B.C. During this time, he developed software engines to accommodate the needs of his business and to generate entertainment software programs for the Apple II, the Commodore 64, and the early IBM Personal Computer. In 1988 MindMeld was acquired by Distinctive Software, a game development company based in Burnaby, British Columbia. Mr. Gardner retained ownership of his software engine technology following the acquisition. From 1994 to 2002 Mr. Gardner assisted various game development companies in developing their corporate strategy, their game development, and negotiating development contracts including restructuring Distinctive Software which was later acquired by Electronic Arts, Inc.

Dean Branconnier – Chief Financial Officer, Treasurer and Director

Mr. Branconnier has been the Company’s Treasurer and a Director since September 2000.

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

Chad Burback – Secretary and Director

Mr. Burback has been the Company’s Secretary and a Director since September 2000.  Since joining the Company, Mr. Burback has assisted with the organization and development of the Company. Mr. Burback was Plant Manager for Hamilton Bio Conversion Inc. in Hamilton, Ontario, Canada (1998-2001). From 1995 to 1998, Mr. Burback was the Plant Manager for Brampton Bio Conversion Inc., a de-packaging and recycling facility in Brampton, Ontario, Canada. As Plant Manager for each facility, Mr. Burback was responsible for the expansion of the facilities and had the following duties and responsibilities: assist with project schedules and construction contracts; operations control and management; maintain a daily log of all plant events; oversee all office administration; manage expenditures; ensure compliance with permits; conduct performance reviews of employees; ensure plant safety and security; and staff the plants. Mr. Burback is a first cousin of Mr. Dean Branconnier.

Michael Brown – Director

Mr. Brown was appointed a director in November, 2005.  Mr. Brown is the President of Brown, Vence & Associates Inc. (“BVA”), a consulting engineering firm that Brown helped found in 1979, specializing in energy and waste project planning, permitting and financing, and in innovative technologies for resource recovery. His firm has participated in over $3 billion in capital financing for waste management and renewable energy projects. Mr. Brown was also recently appointed as a Senior Vice President at HDR Engineering Inc., a large architectural and engineering firm, where Mr. Brown manages a joint HDR/BVA business unit. The Company has entered into a consulting agreement with his Company HDR/BVA.

Terms of Office

The Company’s directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of the Company’s common stock or until removed from office in accordance with the Company’s by-laws. The Company’s officers are appointed by its Board of Directors and hold office until removed by the Company’s Board of Directors.

Audit Committee of the Board of Directors

We are not a listed issuer and, under the rules of the OTC Bulletin Board, our Board of Directors is not required to maintain a separately designated standing audit committee. As such, pursuant to section 3(a)(58)(B) of the Exchange Act, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that none of its members qualifies as an “audit committee financial expert,” as defined under Item 401(e) of Regulation S-B of the Securities Act of 1933. The Company believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of the Company’s start-up operations, the Company believes the services of a financial expert are not warranted.

Code of Ethics

We have adopted a Code of Ethics applicable to our officers and directors which is a “code of ethics,” as defined by the applicable rules of the SEC. A copy of our Code of Ethics is attached as an exhibit to this Annual Report on Form 10-KSB.

If we make any amendments or grant any waivers from a provision of our Code of Ethics to our President, Chief Executive Officer, Treasurer or Chief Financial Officer, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a report on Form 8-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, and written representations from certain Reporting Persons that no other reports were required for those persons, we believe that except for Michael Brown whose Form 3 was inadvertently not filed timely, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 10.     EXECUTIVE COMPENSATION

None of our executive officers earned more than $100,000 during our most recently completed fiscal year.  Accordingly, we have not included any compensation information for any of our executive officers, other than our current chief executive officer, our chief financial officer and our former chief executive officer.

The following table sets forth certain information as to the Company's named executive officers for each of the Company's fiscal year ended September 30, 2006, 2005, and 2004. No other compensation was paid to any such named executive officers other than the compensation set forth below.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Ralph Petruzzo (President and Chief Executive Officer)(1)	2005	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Dean Branconnier (Treasurer)	2006 2005 2004	15,757 47,815(1) 36,224(1)	-0- - 0 - - 0 -	-0- - 0 - - 0 -	-0- - 0 - - 0 -	-0- - 0 - - 0 -	-0- - 0 - - 0 -	-0- - 0 - - 0 -
Peter Gardner (former President and Chief Executive Officer)(2)	2006 2005 2004	- 0 - 13,584 (1)	- 0 - - 0 -	- 0 - - 0 -	- 0 - - 0 -	- 0 - - 0 -	- 0 - - 0 -	- 0 - - 0 -
Chad Burback	2006 2005 2004	73,534 - 0 - - 0 -	-0- - 0 - - 0 -	-0- - 0 - - 0 -	-0- - 0 - - 0 -	-0- - 0 - - 0 -	-0- - 0 - - 0 -	-0- - 0 - - 0 -

(1) Mr. Petruzzo served as CEO and President of the Company from January 31, 2005 to April 24, 2005.
(2) Mr. Gardner served as CEO and President from November 3, 2003 to January 28, 2005. Thereafter he became CEO and President on April 24, 2006 and resigned on March 6, 2007.

COMPENSATION OF DIRECTORS

Directors are not compensated for their service as directors. All directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as a director of the Company.

EMPLOYMENT CONTRACTS

The Company pays Dean Branconnier a consulting fee of $4,000 CDN per month (equal to approximately $3,080 US per month) in consideration for Mr. Branconnier acting as Chief Financial Officer and Treasurer of the Company. The Company does not compensate Mr. Burback for acting as the Secretary of the Company. The Company is not party to any written consulting agreements with either Mr. Branconnier or Mr. Burback. The Company may in the future execute additional written consulting agreements with the consulting companies owned by its executive officers and consultants.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of July 3, 2007 certain information known to the Company regarding the beneficial ownership of the Company’s common stock, and as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares; (iii) all executive officers and directors as a group; and (ii) each shareholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock.  The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.
TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES OF COMMON STOCK	PERCENTAGE OF COMMON STOCK(1)

DIRECTORS AND OFFICERS

Common Stock	Edwin Kroeker CEO, President, and Director 210 Broadway, Unit 208, Orangeville, Ontario L9W 5G4	-0-	0.0%-
Common Stock	Peter Gardener Director 210 Broadway, Unit 208, Orangeville, Ontario L9W 5G4	- 0 -	0.0%
Common Stock	Dean Branconnier, Chief Financial Officer, Treasurer and a Director 210 Broadway, Unit 208, Orangeville, Ontario L9W 5G4	640,000 Shares	1.5%
Common Stock	Chad Burback Secretary and Director 210 Broadway, Unit 208, Orangeville, Ontario L9W 5G4	640,000 Shares	1.5%
Common Stock	Michael D. Brown Director 30 Tierra Verde Court Walnut Creek, CA 94598	- 0 -	0.0%
Common Stock	All Officers and Directors as a Group (5 persons)	1,280,000 Shares	3.0%

5% BENEFICIAL SHAREHOLDERS

Common Stock	René Branconnier 8412 Armstrong Road, Langley, BC V1M 3P5 Canada	5,827,248 Shares	12.6%(2)

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of June 8, 2005, there were 42,843,219 shares of the Company’s common stock issued and outstanding.

(2)
Includes (a)1,859,740 shares of common stock and warrants to purchase 1,859,740 shares of common stock owned by Milverton Capital Corporation, of which Mr. Branconnier is a controlling shareholder, (b) 674,884 shares of common stock and warrants to purchase 674,884shares of common stock owned by 529473 BC Ltd., of which Mr. Branconnier is a controlling shareholder and (c) 379,000 shares of common stock and warrants to purchase 379,000 shares of common stock owned by Sharon Branconnier, Mr. Branconnier’s wife. All of the warrants are exercisable at $.75 per share and they all expire in August 2008. The percentage ownership has been calculated assuming the exercise of all of the aforementioned warrants. Mr. Branconnier is the uncle of Dean Branconnier, the Company’s Chief Financial Officer. Mr. Branconnier disclaims any beneficial interest in any of the securities owned directly or indirectly by Mr. Dean Branconnier.

CHANGE IN CONTROL

The Company is not aware of any arrangement that might result in a change in control in the future.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

529473 B.C. LTD.

529473 B.C. Ltd. is a private company owned by René Branconnier.  Mr. René Branconnier is the uncle of our Chief Financial Officer and Treasurer, Dean Branconnier, and our Secretary, Chad Burback.

529473 B.C. Ltd. is the owner of the stable enzyme production technology underlying the Company’s former enzyme business.  Mr. René Branconnier is the ultimate beneficiary of all agreements and arrangements between the Company and 529473 B.C. Ltd.

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

On July 28, 2004, 529473 B.C. Ltd. entered into an assignment of debt agreement with the Company’s wholly owned subsidiary, Duro Enzyme Solutions Inc., and Milverton Capital Corporation (“Milverton”). Pursuant to this assignment agreement, Milverton assigned to 529473 B.C. Ltd. its rights to $425,717 CDN owed by the Company in exchange for 529473 B.C. Ltd’s promise to repay the amounts owed to Milverton. As a result of the assignment, the Company became indebted to 529473 B.C. Ltd. for the $425,717 CDN previously owed to Milverton.

In consideration for the cancellation of $337,442 of this indebtedness to 529473 B.C. Ltd., the Company issued 674,884 units at a price of $0.50 per unit. See Item 5, “Recent Sales of Unregistered Securities.”

Milverton Capital Corporation

Milverton Capital Corporation is a private company owned by Mr. René Branconnier. During the fiscal year ended September 30, 2004, the Company entered into short-term loans with Milverton Capital Corporation totaling $38,468 as of September 30, 2004.

On January 1, 2002, the Company entered into a 36-month technology, operations, maintenance, research & development, engineering and training consulting contract with Milverton as a Nominee. Under this contact, Milverton earned fees of $742,664 to September 30, 2003, of which $572,228 were earned during the year ended September 30, 2002 and $170,436 was earned during the year ended September 30, 2003. The contract was terminated on December 13, 2002 when the Company ceased all research activity. On July 28, 2004 Milverton assigned the debt owed by the Company, totaling $1,012,326, to 529473 B.C. Ltd. and two unrelated companies. See Item 5, “Recent Sales of Unregistered Securities.”

In March 1, 2005, the company entered into a consulting agreement with Milverton to provide accounting, management and consulting services, for an annual fee of $1,200,000. The contract which expired in March 2006 was renewed for another year on the same terms and conditions. Milverton therefore earned $1,200,000 for the year ended September 30, 2006 and of this amount $411,511 remains accrued and unpaid, while the company continues to be indebted to Milverton for $826,814. The contract which expired in March 2007 was renewed for another year on the same terms and conditions.

Sanclair Holdings Ltd.

Sanclair Holdings Ltd. is a private company owned by Ms. Sharon Branconnier, the wife of René Branconnier. Sanclair Holdings advanced short term loans of $126,023 to the Company during the year ended September 30, 2004. Accrued but unpaid rent of $258,729 is owed by the Company to Sanclair Holdings Ltd. in respect of rental of research and development facilities which terminated in December 2002. The Company owed $828,895 in aggregate to Sanclair Holdings at the end of September 2006.

Brampton Holdings Ltd.

Brampton Holdings Ltd. Is a private company owned by Ms. Sharon Branconnier, wife of René Branconnier. Brampton Holdings advanced short term loans of $244,177 to the Company during the year ended September 30, 2004. The Company previously rented a facility from Brampton Holdings. This lease was terminated in December 2002. The Company owes Brampton Holdings $234,084 in respect of accrued but unpaid rent. The Company owes Brampton Holdings an additional amount of $169,626 in respect of a four month administration and accounting contract entered into during the year ended September 30, 2002. In aggregate, the Company owes $661,171 to Brampton Holdings as of September 30, 2006.

696092 BC Ltd.

On July 1, 2004 the Company obtained a new office location and entered into a new five-year lease with 696092 BC Ltd., a company owned by the Company’s former President and Chief Executive Officer and current director, Peter Gardner. The office consists of approximately 2,500 square feet, with monthly rent of $2,420. The lease agreement was terminated in August 2006 without penalty to the company.

ITEM 13.     EXHIBITS

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation dated February 5, 2001(4)
3.2	Amended and Restated Bylaws dated January 8, 2001(4)
4.1	Specimen Stock Certificate for Shares of Common Stock of the Company(2)
10.1	Lease Agreement dated December 12, 2001(4)
10.2	License and Distribution Agreement between 529473 B.C. Ltd. and Duro Enzyme Solutions Inc. (U.S.), as amended, dated September 21, 2000(3)
10.3	Research and Development Services Agreement between 529473 B.C. Ltd. and Duro Enzyme Solutions Inc. (Canada), as amended, dated September 21, 2000(1)
10.4	Research and Development Services Agreement between 529473 B.C. Ltd. and Duro Enzyme Solutions Inc. (U.S.), as amended, dated September 21, 2000(1)
10.5	Termination of License Agreements between the Duro Enzyme Solutions Inc. (Nevada), Duro Enzyme Solutions Inc. (B.C.) and 529473 B.C. Ltd. dated May 5, 2003 (6)
10.6	Agreement with Waste Consultants Limited dated April 6, 2005
10.7	Consulting Agreement with HDR Brown Vence and Associates, Inc., dated June 14, 2006
10.8	Agreement with Foshan Public Utility Management Chinese Company dated June 21, 2005.
10.9
Joint Venture Agreement entered into on September 28, 2005 between Organic Recycling Technologies (China) Inc., a wholly-owned subsidiary of the Company and Chongquing Jinxibeina Complete Equipment Imp. & Exp. Co.

10.10	Consulting Agreement with Milverton Capital Corporation dated March 1, 2005, and renewals thereto
14.1	Code of Ethics
16.1	Letter from BDO Dunwoody, Chartered Accountants, to the U.S. Securities and Exchange Commission(5)
16.2	Letter from Raber Mattuck, Chartered Accountants, to the U.S. Securities and Exchange Commission(5)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed on November 20, 2000, as an exhibit to the Company’s report on Form 10-QSB for the three months ended September 30, 2000 and incorporated herein by reference
(2)	Filed on December 29, 2000, as an exhibit to the Company’s transitional report on Form 10-KSB for the nine months ended September 30, 2000 and incorporated herein by reference
(3)	Filed on February 14, 2001, as an exhibit to the Company’s report on Form 10-QSB for the three months ended December 31, 2000 and incorporated herein by reference.
(4)	Filed on May 15, 2001, as an exhibit to the Company’s report on Form 10-QSB for the three months ended March 31, 2001, and incorporated herein by reference.
(5)	Filed on December 29, 2001, as an exhibit to the Company’s report on Form 10-KSB for the year ended September 30, 2001, and incorporated herein by reference.
(6)	Filed on August 14, 2003, as an exhibit to the Company’s report on Form 10-QSB for the three months ended June 30, 2003, and incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the two most recently completed fiscal years ended September 30, 2006 and 2005 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30, 2006	Year Ended September 30, 2005
Audit Fees	$78,184.02	$93,522.27
Audit Related Fees	$8,494.28	$3,191.39
Tax Fees	$0.00	$0.00
All Other Fees	$0.00	$0.00
Total	$86,678.30	$96,713.66

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANIC RECYCLING TECHNOLOGIES INC.

By:	/s/ Edwin Kroeker
Edwin Kroeker
Chief Executive Officer, President and Director

Date:	July 17, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Edwin Kroeker
Edwin Kroeker
President and Chief Executive Officer
(Principal Executive Officer), Director

Date:	July 17, 2007

By:	/s/ Dean Branconnier
Dean Branconnier
Treasurer and Chief Financial Officer
(Principal Financial Officer), Director

Date:	July 17, 2007

By:	/s/ Chad Burback
Chad Burback
Secretary
Director

Date:	July 17, 2007

By:	/s/ Michael D. Brown
Michael D. Brown
Director

Date:	July 17, 2007

By:	/s/ Peter Gardner
Peter Gardner
Director

Date:	July 17, 2007