Form 10QSB
period 2006-12-31
Organic Recycling Technologies Inc.
filed 2007-07-18
CIK 1040227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-30096

ORGANIC RECYCLING TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	77-0454933
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

210 Broadway, Suite 208
Orangeville, Ontario L9W5G4
(Address of principal executive offices)

(888) 419-0430
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
   Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of July 3, 2007, 43,333,719 shares of common stock, par value $0.001 were issued and outstanding.

Transitional Small Business Disclosure Format (Check One):
   Yes ☐   No ☒

ORGANIC RECYCLING TECHNOLOGIES, INC.

Report on Form 10-QSB
For the quarter ended
December 31, 2006

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Organic Recycling Technologies, Inc. and Subsidiaries
(Formerly EAPI Entertainment Inc.)
Consolidated Balance Sheets
(Unaudited)

	December 31, 2006	September 30, 2006

ASSETS

Current assets
Cash	$(9,695)	$62,351
Non-trade receivable	26,733	23,015
Prepaid expenses	111,111	50,000
Total current assets	128,149	135,366

Property and equipment, net	3,139	3,782

TOTAL ASSETS	$131,288	$139,147

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
Accounts and fees payable	$1,000,384	$987,907
Payable and accrued expenses	2,552,905	2,923,117
Short term notes to related parties	601,636	731,486
Total current liabilities	4,154,925	4,642,509

TOTAL LIABILITIES	4,154,925	4,642,509

Shareholders' deficiency
Preferred stock, 40,000,000 shares authorized $0.001 par value, 0 shares outstanding	--	--
Common stock, 500,000,000 authorized, $0.001 par value, 39,515,340 and 36,523,700 outstanding, respectively	39,516	36,524
Paid in capital	13,296,948	11,900,389
Common stock to be issued	228,227	225,141
Accumulated comprehensive loss	(367,212)	(562,177)
Accumulated deficit	(17,221,115)	(16,103,239)
Total shareholders' deficiency	(4,023,637)	(4,503,362)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$131,288	$139,147

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Organic Recycling Technologies, Inc. and Subsidiaries
(Formerly EAPI Entertainment Inc.)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended December 31,
	2006	2005

Revenues	$--	$--

Expenses
Advertising	503,625	--
Depreciation	643	24
Consulting and professional fees	489,064	383,806
Rent, utilities and telephone	18,335	32,556
Office and administration	4,168	21,320
Investor communication	1,305	109,846
Travel, meals and entertainment	9,967	6,321
Insurance & Licenses	2,507	--
Stock based compensation expense	59,193	--
Total expenses	1,088,807	553,873

Loss from operations	(1,088,807)	(553,873)

Other income (expense)
Interest	(29,069)	(25,348)
Loss on termination of site acquisition	--	(383,345)
Total other expense	(29,069)	(408,693)

Loss before discontinued operations	(1,117,876)	(962,566)
Loss on termination of site acquisition	--	--
Net loss	$(1,117,876)	$(962,566)

Other comprehensive income (loss)
Foreign currency translation adjustment	194,965	121,734

Comprehensive loss	$(922,911)	$(840,832)

Loss per common share – basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding during the period – basic & diluted	38,586,831	27,799,377

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Organic Recycling Technologies, Inc. and Subsidiaries
(Formerly EAPI Entertainment Inc.)
Consolidated Statements of Shareholders’ Deficiency
For the three months ended December 31, 2006
(Unaudited)

				Common	Accumulated
	Common stock		Paid in	Stock	Comprehensive	Accumulated
	Shares	Amount	Capital	to be issued	Loss	Deficit	Total

Balance as at September 30, 2006	36,523,700	$36,524	$11,900,390	$225,141	$(562,177)	$(16,103,239)	$(4,503,361)

Foreign currency translation adjustment	--	--	--	--	194,965	--	194,965

Stock issued on subscriptions for cash	1,465,437	1,465	725,511	(225,141)			501,836

Cost of raising capital			(25,715)				(25,715)

Stock issued for services	1,113,870	1,114	555,821				556,935

Stock issued for services to related party	412,333	412	140,941				141,353

Stock to be issued				228,227			228,227

Net loss						(1,117,876)	(1,117,876)
Balance - December 31, 2006	39,515,340	$39,516	$13,296,949	$228,227	$(367,211)	$(17,221,115)	$(4,023,636)

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Organic Recycling Technologies, Inc. and Subsidiaries
(Formerly EAPI Entertainment Inc.)
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended December 31,
	2006	2005

Net loss	$(1,117,876)	$(962,566)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	643	24
Stock issued for services	698288	--
Increase in non-trade receivables	(3,718)	(5,873)
Decrease in deposits	--	335,000
(Increase) decrease in prepaid expenses	(61,111)	29,172
Increase in accounts and fees payable	12,478	30,753
Decrease in payables and accrued expenses	(490,212)	--
NET CASH USED IN OPERATING ACTIVITIES	(961,509)	(573,490)

INVESTING ACTIVITIES
Purchase of equipment	--	(1,175)
NET CASH USED IN INVESTING ACTIVITIES	--	(5,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	704,347	226,979
Increase in payables and fees to related parties	--	107,730
Proceeds of short term notes from related parties	651,147	219,628
Payments of short term notes from related parties	(660,996)	(89,901)
NET CASH PROVIDED BY FINANCING ACTIVITIES	694,499	464,436

EFFECT OF FOREIGN CURRENCY TRANSLATION	194,965	121,734

INCREASE (DECREASE) IN CASH	(72,046)	11,505

CASH AT THE BEGINNING OF THE PERIOD	62,351	77,628

CASH AT THE END OF THE PERIOD	$(9,695)	$89,133

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	$--	$--
Cash paid during the period for income taxes	$--	$--

Non-Cash investing and financing activities
Stock subscriptions issued in exchange for consulting contract with related party	$140,941	$--
Stock subscriptions issued in exchange for consulting contract	$555,821	$93,350
	$696,762	$93,350

The accompanying notes are an integral part of these consolidated unaudited financial statements.

ORGANIC RECYCLING TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Organic Recycling Technologies Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 15, 1995 under the name Home Web, Inc. The Company’s current business activities, which began in the second quarter of 2005, include partnering with technology leaders to utilize and apply waste management and recycling technologies and bring these technologies to the forefront through application in today’s waste crisis. This positively impacts the world’s environment and creates a clean and healthy global community for the next generation in a way, which provides environmental and financial benefits to all our stakeholders. The Company is seeking to acquire revenue generating businesses or projects with long term potential that will enable the Company to generate revenues to fund the current business plan in the waste management and recycling market. Effective on July 7, 2005, the Company changed its name from EAPI Entertainment, Inc. to Organic Recycling Technologies Inc.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations have been included. Basis of Presentation

Principles of Consolidation

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

ORGANIC RECYCLING TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Duro Enzyme Solutions, Inc. – Canada and its five subsidiaries as well as EAPI Center Inc., is the Canadian Dollar. The December 31, 2006 financial statements of the Company were translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transactions occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder’s equity as other comprehensive income or (loss). Foreign currency transaction gains and losses are included in consolidated income (loss). During the three months periods ended December 31, 2006 and 2005, foreign currency translation gains of $194,965 and $121,734, respectively, are included in the accompanying consolidated statements of operations and other comprehensive loss.

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

In compliance with FAS No. 148, for the fiscal year 2006, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Issuance of Shares for Services

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

ORGANIC RECYCLING TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements.’ This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

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

ORGANIC RECYCLING TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

The Management asserts that the preceding accounting pronouncements will have no effect on the financial statements of the Company.

Reclassification

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on the previously issued financial statements of the Company.

NOTE 2:         RELATED PARTY TRANSACTIONS

A total of $345,453 and $318,257 was incurred and accrued in consultant services from related parties for the three months ended December 31, 2006 and 2005, respectively.

Short-term loans of $651,147 and $219,628 were advanced to the Company by the related parties during the three months ended December 31, 2006 and 2005 respectively. The interest rate for the notes is 10% per anum. Total repayments of these short-term notes to the related parties were $660,996 and $89,901 for the three months ended December 31, 2006 and 2005, respectively. As of December 31, 2006 and September 30, 2006, the total short term loans outstanding to related parties amounted to $721,636 and $731,486. The funds were used for operations of the Company.

NOTE 3:         COMMON STOCK

During the three months period ended December 31, 2006, the Company issued a total of 2,575,237 shares of common stock pursuant to stock subscription agreements and received proceeds of $1,058,589. The Company issued 333,333 shares of common stock valued at $100,000 to a related party for providing management and business advisory services. The common shares were values at the market price on the date of issuance. The Company issued 83,070 shares of common stock valued at $41,535 to third parties as finder’s fees for raising capital for the Company.

During the three months ended December 31, 2006 in connection with the common stock subscription agreements, the Company issued warrants to purchase 1,499,462 shares of common stock. No warrants were exercised or expired in the quarter. At December 31, 2006, a total of 20,979,660 warrants remain unexercised. The fair value of the warrants issued during the quarter, at the time of issuance, was immaterial based upon the Company's calculations using the Black Scholes model. The Company extended the terms of the warrants expiration date by twelve months from the date of issuance. The remaining warrants outstanding at December 31, 2006 are:

Exercise Price	Warrants Issued
CDN $0.10	10,000
CDN $0.25	810,000
CDN $0.35	470,000
CDN $0.65	55,000
CDN $0.75	220,500
CDN $1.00	196,207
US $0.08	10,000
US $0.28	4,000
US $0.30	1,223,583
US $0.35	3,034,000
US $0.40	114,550
US $0.50	2,157,802
US $0.55	755,743
US $0.60	2,702,923
US $0.66	220,000
US $0.70	2,027,652
US $0.75	6,356,710
US $1.00	586,018
US $1.25	24,972
Total	20,979,660

ORGANIC RECYCLING TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 4:         GOING CONCERN

The accompanying condensed consolidated unaudited financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $1,117,876 and a negative cash flow from operations of $1,398,263 for the three months ended December 31, 2006, and a working capital deficiency of $4,026,776 and a shareholders' deficiency of $4,023,637 as of December 31, 2006, that raise a substantial doubt about its ability to continue as a going concern.

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

NOTE 5:         SUBSEQUENT EVENTS

The Company issued 1,500,820 shares of common stock pursuant to stock subscription agreements and received $713,320 in cash proceeds subsequent to December 31, 2006. The Company issued 1,499,462 warrants to purchase the common stock at exercise prices averaging $0.50 to $0.75 within one year from their date of grant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Form 10-QSB constitute "forward-looking statements". These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-QSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Report on Form 10-KSB and our current reports on Form 8-K.

As used in this Quarterly Report, the terms "we," "us," "our" and the “Company” mean Organic Recycling Technologies Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

OVERVIEW

The Company was incorporated on September 15, 1995 under the laws of the State of Nevada. On May 27, 2003, the Company changed its name from Duro Enzyme Products Inc. to EAPI Entertainment, Inc. Effective on July 7, 2005, the Company changed its name to Organic Recycling Technologies Inc. The name change better reflects the Company’s current business activities and its efforts in waste management and organic recycling technologies. On July 11, 2005, Organic Recycling Technologies Inc. began trading on the OTC Bulletin Board under its new trading symbol, “ORCY.”

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

In the second quarter of 2005, the Company’s Board of Directors determined that superior opportunities existed for it outside of the entertainment industry. As a result, the Company is no longer proceeding with its electronic entertainment business or with its planned web-based business with respect to natural agricultural, food and gardening products. The Company is now directing its business activities to seeking out opportunities in the field of waste management, focusing on inorganic and organic recycling technologies, environmental technologies and recycling technologies. The Company will seek a wide variety of environmentally positive technologies related to waste and energy, and will seek to form associations to exploit those technologies.

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

The waste industry is highly competitive; however, opportunities exist for start up companies that seek out strong connections with joint venture partners and who have innovative technologies and solutions to the waste and general environmental problems. There is no guarantee of success in respect to the Company’s ability to either find joint venture partners or to successfully conclude any business venture that it may embark upon within the industry.

BUSINESS STRATEGY

The Company has determined that its resources and energies would best be utilized in partnering with technology developers and waste management companies in a wide range of environmental technologies. Worldwide problems in dealing with various forms of waste management continue to grow; as does the need for the utilization of new and improved technologies that allow for a more environmentally efficient utilization of resources. Issues such as global warming and environmental pollution increase the need for various methods to deal with both organic and inorganic waste in ways that are constantly undergoing innovation and refinement. As land fills near capacity and, in some cases, are shut down, and as composting is severely limited in its application, the need for new approaches to waste management is constant. If these problems exist in North America, the problems in Asia are perhaps even more extensive as the industrial and population base continues to grow and, as the infrastructure for waste management is less developed, the need for, and opportunities for, solutions continue to grow. As a consequence of the many opportunities that are perceived to exist in China, most of the Company’s focus has been on that country.

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

Recycling

One of the most important aspects of waste management is that of recycling. This process allows waste that would find its way into land fills or garbage dumps to be treated in various ways so that it can be utilized in a new form and be utilized as raw materials in the production of new products. In North America and in Europe recycling has become commonplace. The separation of waste streams into glass, plastics and other organics as well as organics has allowed new uses for some of the materials that formerly would have been discarded. As new technologies evolve, it is anticipated that recycling technologies will continue to emerge.

In respect to organic materials, the recycling process presents potential for both new and existing technologies. The recycling process of organics presently results in organic waste being converted into such materials as fertilizers, feed supplements and bio fuels.

Worldwide demand for new and existing technologies appears to be so extensive that it is not possible to fully evaluate the potential of the worldwide market. There are no guarantees that the Company will in fact be able to exploit any new technologies or maintain a successful posture in respect to the goals it is seeking to achieve in the aforesaid business activities.

Marketing Waste Technologies

The Company is exploring various opportunities to market waste management technologies through the development of web-based and traditional marketing centers. The Company is at the initial stages of this activity. It is intended that this on-line marketing center will provide information and sales on various technologies to market to both consumers and retailers.

PLAN OF OPERATION

The Company’s plan of operation for the next twenty-four months is summarized as follows:

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

2.
The Company intends to pursue the finalization of agreements to build waste disposal facilities in the Foshan region of the Province of Guangdong, China, pursuant to its agreements with Foshan Public Utility. The Company estimates that it will spend approximately $2,000,000 in pursuing these projects over the next twelve months.

3.
The Company intends to finalize agreements and to build own and transfer a waste conversion facility in Chongqing, China with an estimated dollar value of $8,000,000 to $10,000.000. As the negotiations are ongoing and the number of waste conversion facilities to be built is still uncertain, it is difficult to determine the exact financial requirements for this project group over the next 12 months. The Company’s present strategy to facilitate this project involves securing government approval for an International Registered joint venture. Management is of the opinion that the potential benefits to the Company, should it be successful in achieving approval for the joint venture, includes a tax holiday of 100% taxes for 5 years plus 5 additional years prorated to 20% in the first year, 40% in the second, through to 100% in the 5th year. In addition, the Company will seek concessions in China which include obtaining governmental assistance in allocating suitable lands for each project, hereby positioning the Company to obtain project debt financing from the Chinese Commercial Industrial Bank.

4.
The Company has further commenced negotiations to create an environmental fund in China (The Fund Project) as a potential financing vehicle to assist it with implementation of its above mentioned projects.

Over the next twelve months, the Company estimates that it will require approximately $3,000,000 to pursue its stated plan of operation. Of this amount, approximately $700,000 will be comprised of overhead expenses. The actual amounts required will depend on whether the Company commences building waste facilities under its joint venture agreement with CJCE or elsewhere in the next twelve months. Readers are cautioned that our actual expenditures and financial requirements during this period may be greater than or less than the amounts that we have estimated herein. The Company is also continuing to seek out new business opportunities, and may find new opportunities which have not been accounted for in the Company’s budget estimates.

Results of Operations for the three months periods ended December 31, 2006 and 2005

Revenues:

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

Operating Costs and Expenses:

Operating expenses for the three months ended December 31, 2006 were $1,088,807 compared to $553,873 for the same period in 2005. Operating expenses increased by $534,934 primarily due to the increase of $503,625 in expense incurred by the Company in recruiting a professional firm in creating market awareness and promoting its business, and increase of $105,258 in consulting and professional fees incurred by the Company in seeking business advisory services relating to its pending ventures. Such increases were offset by reduction of $108,541 in investor communication services during the three months ended December 31, 2006 when compared to the same period in 2005.

Interest expense for the three months period ended December 31, 2006 was $29,069 compared to $25,348 for the same period in 2005.  Interest expense increased as a result of non-payment of interest on the loans obtained from the shareholders and related parties during the fiscal 2006.

During the three months period ended December 31, 2005, the Company recorded the loss of $385,345 as a result of termination of its agreement to acquire a site in New York for waste recycling plant. The Company did not incur any such expenses during the three month period ended December 31, 2006.

The Company expects its operating expenses to continue to increase significantly over the next twelve months as it continues to pursue its plan of operation. If the Company is successful in its efforts with respect to any or all portions of its plan of operation for the next twelve months, of which there is no assurance, the Company expects its operating expenses to increase even further.

Liquidity and Capital Resources

The Company’s principal capital requirements during the fiscal 2006 are to fund the internal operations and acquire profitable growth oriented businesses. The Company plans to raise necessary funds by selling its own common shares to selected accredited investors and bringing in business partners whose contributions include the necessary cash. In view of low borrowing interest rates, the Company continues to actively pursuing additional credit facilities with accredited investors and financial institutions as a means to obtain new funding. The Company’s management estimates that it currently does not have the necessary funds to operate for the next twelve months without raising additional capital.

As shown in the accompanying financial statements, the Company incurred a net loss of $1,117,876 for the three months period ended December 31, 2006 as compared to a net loss of $962,566 for the same period in 2005. Additionally, the Company’s current liabilities exceeded its current assets by $4,026,776 at December 31, 2006. These factors and the Company’s inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about the Company's ability to continue as a going concern. Furthermore, the Company’s independent auditors have issued a going concern opinion on the Company’s audited financial statements for the fiscal year ended September 30, 2006 as the Company did not have sufficient funds available to operate for the next twelve months.

The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

Operating activities: Net cash used in operating activities during the three months period ended December 31, 2006 amounted to $961,509 primarily due to the loss of $1,117,876 recorded by the Company, increase in non-trade receivables of $3,719, increase in prepaid expenses of $61,111, increase in accounts and fees payable of $12,477 and decrease in payables and accrued expenses of $490,212.

Financing activities: Net cash provided by financing activities during the three months period ended December 31, 2006, amounted to $694,499 primarily due to cash proceeds of $704,347 received from sale of its common stock to accredited investors. During the three months period ended December 31, 2006, the Company received cash proceeds of $651,147 in short term notes from related parties, and made short term loans payments to related parties amounting to $660,996.

The Company gained $194,965 in cash during the three months period ended December 31, 2006 as a result of the effect of foreign currency translations.

Due to the above activities, the net decrease in cash amounted to $72,046 during the three months period ended December 31, 2006. The Company had a negative cash and cash equivalents of $9,695 as of December 31, 2006 compared to cash and cash equivalents of $89,133 at September 30, 2006. The increase to the Company's working capital deficit was largely a result of increases to the Company's accounts and fees payable and increases to amounts payable to related parties. The increase in these amounts is a result of our increased business development activities during the three months ended December 31, 2006.

The Company has estimated that it will require approximately $3,000,000 over the next twelve months to pursue its plan of operation. This amount is well in excess of our existing financial resources and the Company will need to obtain substantial financing in order to pursue our plan of operation for the next twelve months. The Company is currently seeking private equity financing, however it does not have any financing arrangements in place and there is no assurance that it will be able to obtain financing on terms acceptable to it or at all.  Further, due to the Company's substantial working capital deficit and its current inability to generate revenues, there is no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations.

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

The Management asserts that the preceding accounting pronouncements will have no effect on the financial statements of the Company.

Item 3.         CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this Report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the Reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

PART II.                      OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months period ended December 31, 2006, the Company issued a total of 2,575,237 shares of common stock pursuant to stock subscription agreements ranging in share prices from $0.30 to $0.50 and received cash proceeds of $704,347. The Company issued 333,333 shares of common stock valued at $100,000 to a related party for providing management and business advisory services. The common shares were values at the market price on the date of issuance. The Company issued 83,070 shares of common stock valued at $41,535 to third parties as finder’s fees for raising capital for the Company.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Officers pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANIC RECYCLING TECHNOLOGIES INC.
(Formerly EAPI ENTERTAINMENT, INC.)

Date: July 18, 2007	/s/ Edwin Kroeker
Name: Edwin Kroeker
Title: Chief Executive Officer and President

Date: July 18, 2007	/s/ Dean Branconnier
Name: Dean Branconnier
Title: Chief Financial Officer and Treasurer