Form 10QSB
period 2007-03-31
Organic Recycling Technologies Inc.
filed 2007-07-18
CIK 1040227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
   Yes ☐   No ☒

ORGANIC RECYCLING TECHNOLOGIES, INC.

Report on Form 10-QSB
For the quarter ended
March 31, 2007

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheet as of March 31, 2007 (Unaudited)	3

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and six months ended March 31, 2007 and 2006 (Unaudited)	4

Condensed Consolidated Statement of Shareholders Deficit for the six months ended March 31, 2007 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2007 and 2006 (Unaudited)	6

Notes to the Condensed Consolidated Financial Statements as of March 31, 2007 (Unaudited)	7 – 11

Item 2. Management’s Discussion and Analysis or Plan of Operation
12
Item 3. Controls and Procedures
16
PART II – OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults upon Senior Securities	17

Item 4. Submission of Matters to Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits and Reports on Form 8-K	17

Signatures	17

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Organic Recycling Technologies, Inc. and Subsidiaries
(Formerly EAPI Entertainment Inc.)
Consolidated Balance Sheets
(Unaudited)

	March 31, 2007	September 30, 2006

ASSETS

Current assets
Cash	$34,100	$62,351
Non-trade receivable	31,485	23,015
Prepaid expenses	144,398	50,000
Total current assets	209,983	135,366

Property and equipment, net	2,496	3,782

TOTAL ASSETS	$212,479	$139,147

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
Accounts and fees payable	$1,066,951	$987,907
Payable and accrued expenses	2,432,629	2,923,117
Short term notes to related parties	554,603	731,486
Total current liabilities	4,054,184	4,642,509

TOTAL LIABILITIES	4,054,184	4,642,509

Shareholders' deficiency
Preferred stock, 40,000,000 shares authorized $0.001 par value, 0 shares outstanding	$--	$--
Common stock, 500,000,000 authorized, $0.001 par value, 41,016,160 and 36,523,700 outstanding, respectively	41,017	36,524
Paid in capital	13,991,368	11,900,389
Common stock to be issued	300,997	225,141
Accumulated comprehensive loss	(433,235)	(562,177)
Accumulated deficit	(17,741,851)	(16,103,239)
Total shareholders' deficiency	(3,841,705)	(4,503,362)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$212,479	$139,147

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Organic Recycling Technologies, Inc. and Subsidiaries
(Formerly EAPI Entertainment Inc.)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007		2006

Revenues	$--	$--	$		$

Expenses
Advertising and promotion	4,985	--		508,610		--
Depreciation	643	221		1,285		245
Consulting and professional fees	416,192	542,184		905,256		925,990
Rent, utilities and telephone	17,290	21,096		35,625		53,652
Office and administration	2,251	151,878		6,419		173,198
Investor communication	1,020	(62,403)		2,325		47,443
Travel, meals and entertainment	18,434	13,443		28,401		19,764
Stock based compensation expense	32,945	--		92,138		--
Total expenses	493,760	666,419		1,582,567		1,220,292

Loss from operations	(493,760)	(666,419)		(1,582,567)		(1,220,292)

Other income (expense)
Interest expense	(26,976)	(28,202)		(56,045)		(53,550)
Loss on termination of site acquisition	--	--		--		(383,345)
Total other expenses	(26,976)	(28,202)		(56,045)		(436,895)

Net loss	$(520,736)	$(694,621)		$(1,638,612)		$(1,657,187)

Other comprehensive income (loss)
Foreign currency translation adjustment	$(66,023)	$(72,901)		128,942		48,833

Comprehensive loss	$(586,759)	$(767,522)		$(1,509,670)		$(1,608,354)

Loss per common share - basic and diluted	$(0.01)	$(0.02)		$(0.04)		$(0.06)

Weighted average shares outstanding during the period - basic and diluted	40,264,599	28,503,602		39,416,497		27,799,377

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Organic Recycling Technologies, Inc. and Subsidiaries
(Formerly EAPI Entertainment Inc.)
Consolidated Statement of Shareholders’ Equity
(Unaudited)
As At March 31, 2007

						Accumulated
	Common stock		Paid in	Common		Other
				Stock		Comprehensive
	Shares	Amount	Capital	to be issued	Deficit	Loss	Total
Balance as at September 30, 2006	36,523,700	$36,524	$11,900,390	$225,141	$(16,103,239)	$(562,177)	$(4,503,361)

Foreign currency translation adjustment	--	--	--	--	--	(96,853)	(96,853)

Stock issued on subscriptions for cash	2,765,741	2,766	1,357,274	(225,141)			1,134,898

Cost of raising capital			(43,115)				(43,115)

Stock issued for services	1,183,586	1,184	570,609				571,793

Stock issued for services to related party	543,133	543	206,210				206,753

Stock to be issued				300,997			300,997

Net loss for the six months ended March 31, 2007					(1,638,612)		(1,638,612)
	41,016,160	$41,016	$13,991,368	$300,997	$(17,741,851)	$(659,030)	$(4,067,500)

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Organic Recycling Technologies, Inc. and Subsidiaries
(Formerly EAPI Entertainment Inc.)
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,638,612)	$(1,657,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,285	245
Stock issued for services	778,546	--
Increase in non-trade receivables	(8,471)	(11,528)
Decrease in deposits	--	335,000
(Increase) Decrease in prepaid expenses	(94,398)	108,345
Increase in accounts and fees payable	79,045	138,718
Decrease in payables and accrued expenses	(660,488)	--
NET CASH USED IN OPERATING ACTIVITIES	(1,543,092)	(1,086,407)

INVESTING ACTIVITIES
Purchase of equipment	--	(2,930)
NET CASH USED IN INVESTING ACTIVITIES	--	(2,930)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,392,780	722,579
Increase in payables and fees to related parties	--	390,418
Proceeds of short term notes from related parties	1,201,271	663,777
Repayments of short term notes from related parties	(1,214,152)	(729,422)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,385,899	1,047,352

EFFECT OF FOREIGN CURRENCY TRANSLATION	128,942	48,833

INCREASE (DECREASE) IN CASH	(28,251)	6,848

CASH AT THE BEGINNING OF THE PERIOD	62,351	77,628

CASH AT THE END OF THE PERIOD	$34,100	$84,476

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	$--	$--
Cash paid during the period for income taxes	$--	$--

Non-cash Investing and Financing Activities
Stock subscriptions issued in exchange for payables and fees to related parties	$206,210	$--
Stock subscriptions issued in exchange for consulting contract	$571,793	$93,350
	$92,138	$93,350

The accompanying notes are an integral part of these consolidated unaudited financial statements.

ORGANIC RECYCLING TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

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
MARCH 31, 2007

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Duro Enzyme Solutions, Inc. – Canada and its five subsidiaries as well as EAPI Center Inc., is the Canadian Dollar. The March 31, 2007 financial statements of the Company were translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transactions occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder’s equity as other comprehensive income or (loss). Foreign currency transaction gains and losses are included in consolidated income (loss). During the three months and six months periods ended March 31, 2007 and 2006, foreign currency translation gains and (losses) were ($66,023), $128,942, ($72,901) and $48,833, respectively, are included in the accompanying consolidated statements of operations and other comprehensive loss.

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
MARCH 31, 2007

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
MARCH 31, 2007

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

A total expense of $349,251 and $694,704 was incurred and accrued in consultant services from related parties for the three months period and six months period ended March 31, 2007 compared to $672,243 and $990,500 for the same periods in 2006, respectively.

Short-term loans of $1,207,271 and $663,777 were advanced to the Company by the related parties during the six months ended March 31, 2007 and 2006, respectively. The interest rate for the notes is 10% per anum. Total repayments of these short-term notes to the related parties were $1,214,152 and $729,422 for the six months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 and September 30, 2006, the total short term loans outstanding to related parties amounted to $724,603 and $731,486. The funds were used for operations of the Company.

NOTE 3:	COMMON STOCK

During the six months period ended March 31, 2007, the Company issued a total of 4,076,057 shares of common stock pursuant to stock subscription agreements and received net cash proceeds of $1,771,909. The Company also issued 333,333 shares of common stock valued at $100,000 to a related party for providing management and business advisory services. The common shares were values at the market price on the date of issuance. Furthermore, the Company issued 83,070 shares of common stock valued at $41,535 to third parties as finder’s fees for raising capital for the Company.

During the six months ended March 31, 2007 in connection with the common stock subscription agreements, the Company issued warrants to purchase 3,017,491 shares of common stock. No warrants were exercised or expired in the quarter. At March 31, 2007, a total of 22,497,689 warrants remain unexercised. The fair value of the warrants issued during the quarter, at the time of issuance, was immaterial based upon the Company's calculations using the Black Scholes model. The Company extended the terms of the warrants expiration date by twelve months from the date of issuance. The remaining warrants outstanding at March 31, 2007 are:

Exercise Price	Warrants Issued
CDN $0.10	10,000
CDN $0.25	810,000
CDN $0.35	470,000
CDN $0.65	55,000
CDN $0.75	220,500
CDN $1.00	196,207
US $0.08	10,000
US $0.28	4,000
US $0.30	1,223,583
US $0.35	3,034,000
US $0.40	116,550
US $0.50	2,475,626
US $0.55	755,743
US $0.60	2,728,723
US $0.66	220,000
US $0.70	2,027,652
US $0.75	7,529,115
US $1.00	586,018
US $1.25	24,972
Total	22,497,689

ORGANIC RECYCLING TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 4:          GOING CONCERN

The accompanying condensed consolidated unaudited financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $1,638,612 and a negative cash flow from operations of $2,010,103 for the six months ended March 31, 2007, a working capital deficiency of $3,844,201 and a shareholders' deficiency of $3,844,201 as of March 31, 2007.  This raises a substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5:          SUBSEQUENT EVENTS

The Company issued 2,480,321 shares of common stock pursuant to stock subscription agreements and received $1,140,034 in cash proceeds subsequent to March 31, 2007. The Company issued 2,423,179 warrants to purchase the common stock at exercise prices averaging $0.50 to $0.75 within one year from their date of grant.

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

Worldwide demand for new and existing technologies appears to be so extensive that it is not possible to fully evaluate the potential of the worldwide market. It is a competitive market like any other, however, and from a business standpoint there are no guarantees that the Company will in fact be able to exploit any new technologies or maintain a successful posture in respect to the goals it is seeking to achieve in the aforesaid business activities.

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

•
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

•
The Company intends to pursue the finalization of agreements to build waste disposal facilities in the Foshan region of the Province of Guangdong, China, pursuant to its agreements with Foshan Public Utility. The Company estimates that it will spend approximately $2,000,000 in pursuing these projects over the next twelve months.

•
The Company intends to finalize agreements and to build its own waste conversion facility in Chongqing China with an estimated dollar value of $8,000,000 to $10,000.000. As the negotiations are ongoing and the number of waste conversion facilities to be built is still uncertain it is difficult to determine the exact financial requirements for this project group over the next 12 months. The Company’s present strategy to facilitate this project involves securing government approval for an International Registered joint venture. Management is of the opinion that the potential benefits to the Company should it be successful in achieving approval for the joint venture includes a tax holiday of 100% taxes for 5 years plus 5 additional years prorated to 20% in the first year, 40% in the second, through to 100% in the 5th year. In addition, the Company will seek concessions in China in terms of obtaining governmental assistance in allocating suitable lands for each project, thereby positioning the Company to obtain project debt financing from the Chinese Commercial Industrial Bank.

•
The Company has further commenced negotiations to create an environmental fund in China (The Fund Project) as a potential financing vehicle to assist it with implementation of its above mentioned projects.

Over the next twelve months, the Company estimates that it will require approximately $3,000,000 to pursue its stated plan of operation. Of this amount approximately, $700,000 will be comprised of overhead expenses. The actual amounts required will depend on whether the Company commences building waste facilities under its joint venture agreement with CJCE or elsewhere in the next twelve months. Readers are cautioned that our actual expenditures and financial requirements during this period may be greater than or less than the amounts that we have estimated herein. The Company is also continuing to seek out new business opportunities, and may find new opportunities which have not been accounted for in the Company’s budget estimates.

Results of Operations for the three months and six months periods ended March 31, 2007 and 2006

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

Operating Costs and Expenses:

Operating expenses for the three months and six months ended March 31, 2007 were $493,760 and $1,582,567 compared to $666,419 and $1,220,292 for the same periods in 2006. Operating expenses for the three months ended March 31, 2007 when compared to the same period in 2006, decreased by $172,659 due to a reduction in consulting and professional fees of $125,992, reduction in office and administration expense of $149,627 offset by increase of $32,945 in stock based compensation and increase of $63,423 in investor communications expense. Operating expenses for the six months periods ended March 31, 2007 when compared to the same periods in 2006, increased by $362,275 primarily due to increase in expense of $508,610 incurred by the Company in recruiting a professional firm in creating market awareness and promoting its business, offset by decrease of $166,779 in office and administration expense.

Interest expense for the three months and six months periods ended March 31, 2007 was $26,976 and $56,045 compared to $28,202 and $53,550 for the same periods in 2006. Interest expense remained relatively flat as a result of non-payment of interest on the loans obtained from the shareholders and related parties during the fiscal 2006.

During the six months period ended March 31, 2006, the Company recorded a loss of $383,345 as a result of termination of its agreement to acquire a site in New York for waste recycling plant. The Company did not incur any such expenses during the six months period ended March 31, 2007.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $1,638,612 for the six months period ended March 31, 2007 as compared to a net loss of $1,657,187 for the same period in 2006. Additionally, the Company’s current liabilities exceeded its current assets by $3,844,201 at March 31, 2007. These factors and the Company’s inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about the Company's ability to continue as a going concern. Furthermore, the Company’s independent auditors have issued a going concern opinion on the Company’s audited financial statements for the fiscal year ended September 30, 2006 as the Company did not have sufficient funds available to operate for the next twelve months.

The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

Operating activities: Net cash used in operating activities during the six months period ended March 31, 2007 amounted to $1,543,092 primarily due to the loss of $1,638,612 recorded by the Company, increase in non-trade receivables of $8,471, increase in prepaid expenses of $94,398, increase in accounts and fees payable of $79,045 and decrease in payables and accrued expenses of $660.488.

Financing activities: Net cash provided by financing activities during the six months period ended March 31, 2007, amounted to $1,385,899 primarily due to $1,392,780 in cash proceeds received from sale of its common stock to accredited investors. During the six months period ended March 31, 2007, the Company received cash proceeds in short term loans from related parties amounting to $1,207,271.  The Company made cash payments of short term loans to related parties amounting to $1,214,152 during the six months ended March 31, 2007.

The Company gained $128,942 in cash during the six months period ended March 31, 2007 as a result of the effect of foreign currency translations.

Due to the above activities, the net decrease in cash amounted to $28,251 during the six months period ended March 31, 2007. The Company had a cash and cash equivalents of $34,100 as of March 31, 2007 compared to cash and cash equivalents of $84,476 at March 31, 2006. The increase to the Company's working capital deficit was largely a result of increases to the Company's accounts and fees payable and increases to amounts payable to related parties. The increase in these amounts is a result of our increased business development activities during the six months ended March 31, 2007.

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

During the three months period ended March 31, 2007, the Company issued a total of 1,500,820 shares of common stock pursuant to stock subscription agreements ranging in share prices from $0.30 to $0.50 and received cash proceeds of $695,921. The funds received were used to fund the operations of the Company.

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2007.

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