Form 10QSB
period 2007-06-30
Organic Recycling Technologies Inc.
filed 2007-08-20
CIK 1040227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
     Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: as of August 8, 2007, 43,333,719 shares of common stock, par value $0.001 were issued and outstanding.

Transitional Small Business Disclosure Format (Check One):
     Yes ☐ No ☒

ORGANIC RECYCLING TECHNOLOGIES, INC.
AND SUBSIDIARIES

TABLE OF CONTENTS
Report on Form 10-QSB
For the quarter ended June 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Organic Recycling Technologies, Inc. and Subsidiaries
(Formerly EAPI Entertainment Inc.)
Condensed Consolidated Balance Sheet
(Unaudited)

	June 30, 2007	September 30, 2006

ASSETS

Current assets
Cash	$--	$62,351
Non-trade receivable	47,266	23,015
Prepaid expenses	172,717	50,000
Total current assets	219,983	135,366

Net capital assets	6,557	3,782
Total other assets	6,557	3,782

TOTAL ASSETS	$226,540	$139,148

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
Cash overdraft	$71,894	$--
Accounts and fees payable	1,305,727	987,906
Payable and accrued expenses	1,864,997	2,923,117
Short term notes to related parties	821,704	731,486
Total current liabilities	4,064,322	4,642,509

TOTAL LIABILITIES	4,064,322	4,642,509

Shareholders' deficiency
Preferred stock, 40,000,000 shares authorized, $0.001 par value, 0 shares outstanding	$--	$--
Common stock, 500,000,000 authorized, $0.001 par value, 43,273,991 and 36,523,700 outstanding, respectively	43,274	36,524
Paid in capital	14,593,121	11,900,389
Common stock to be issued	631,368	225,141
Accumulated comprehensive loss	(167,988)	(562,177)
Accumulated deficit	(18,937,558)	(16,103,238)
Total shareholders' deficiency	(3,837,782)	(4,503,361)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$226,540	$139,148

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Organic Recycling Technologies, Inc. and Subsidiaries
(Formerly EAPI Entertainment Inc.)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006

Revenues	$--	$--	$--	$--

Expenses
Advertising	7,790	--	16,401	--
Depreciation	1,205	472	2,490	717
Consulting and professional fees	750,050	599,199	1,655,306	1,525,189
Rent, utilities and telephone	25,701	23,851	61,326	77,503
Office and administration	7,812	86,070	14,231	259,268
Investor communication	2,014	18,287	4,339	65,730
Travel, meals and entertainment	31,995	42,704	60,396	62,468
Directors' fees & remuneration	--	--	--	--
Stock based compensation expense	349,601	--	941,739	--
Total expenses	1,176,167	770,583	2,758,735	1,990,875

Loss from operations	(1,176,167)	(770,583)	(2,758,735)	(1,990,875)

Other income (expense)
Interest expense	(19,540)	(21,959)	(75,585)	(75,509)
Loss on termination of site acquisition	--	--	--	(383,345)
Total other expenses	(19,540)	(21,959)	(75,585)	(458,854)

Net loss	$(1,195,707)	$(792,542)	$(2,834,320)	$(2,449,729)

Other comprehensive income (loss)
Foreign currency translation adjustment	$(100,645)	$(128,167)	$28,298	$(79,334)

Comprehensive loss	$(1,296,352)	$(920,709)	$(2,862,618)	$(2,529,063)

Loss per common share - basic and diluted	$(0.03)	$(0.03)	$(0.07)	$(0.08)

Weighted average shares outstanding during the period - basic and diluted	41,040,277	28,503,602	40,436,009	31,435,586

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Organic Recycling Technologies, Inc. and Subsidiaries
(Formerly EAPI Entertainment Inc.)
Condensed Consolidated Statement of Shareholders’ Deficit
(Unaudited)
As At June 30, 2007

	Common Stock				Accumulated
				Common	Other
			Paid in	Stock	Comprehensive	Accumulated
	Shares	Amount	Capital	to be issued	Loss	Deficit	Total

Balance - September 30, 2006	36,523,700	$36,524	$11,900,390	$225,141	$(562,177)	$(16,103,239)	$(4,503,361)

Foreign currency translation adjustment	--	--	--	--	394,190	--	394,190

Stock issued on subscriptions for cash	4,551,178	4,551	2,203,302	(225,141)	--	--	1,982,712

Cost of raising capital	--	--	(543,115)	--	--	--	(543,115)

Issuance of shares to third parties for services	1,103,070	1,103	550,432	--	--	--	551,535

Issuance of shares to related party	1,096,043	1,096	482,112	--	--	--	483,208

Stock to be issued for cash	--	--	--	241,164	--	--	241,164

Shares to be issued for services	--	--	--	390,204	--	--	390,204

Net loss	--	--	--	--	--	(2,834,320)	(2,834,320)

Balance – June 30, 2007	43,273,991	$43,274	$14,593,122	$631,368	$(167,987)	$(18,937,559)	$(3,837,782)

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Organic Recycling Technologies, Inc. and Subsidiaries
(Formerly EAPI Entertainment Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,834,320)	$(2,449,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,490	717
Stock issued for services	941,739	--
Stock issued to related parties	483,208	--
Increase in non-trade receivables	(24,252)	(18,022)
Decrease in deposits	--	335,000
(Increase) Decrease in prepaid expenses	(122,717)	187,517
Increase in accounts and fees payable	317,823	774,764
Increase in payables and accrued expenses	(320,836)	300,571
NET CASH USED IN OPERATING ACTIVITIES	(1,556,865)	(869,182)

INVESTING ACTIVITIES
Purchase of equipment	(5,265)	(4,202)
NET CASH USED IN INVESTING ACTIVITIES	(5,265)	(4,202)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	71,894	--
Proceeds from sale of common stock	1,680,762	1,302,539
Proceeds of short term notes from related parties	95,699	--
Repayments of short term notes to related parties	(742,765)	(386,840)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,105,589	915,699

EFFECT OF FOREIGN CURRENCY TRANSLATION	394,190	(79,334)

DECREASE IN CASH	(62,351)	(37,019)

CASH AT THE BEGINNING OF THE PERIOD	62,351	77,628

CASH AT THE END OF THE PERIOD	$--	$40,609

SUPPLEMENTAL DISCLOSURES
Non-Cash Investing and Financing Activities
Stock subscriptions issued in exchange for short term notes from related parties	$--	$--
Stock subscriptions issued in exchange for payables and fees from related parties	$483,208	--
Stock subscriptions issued in exchange for consulting contract	$941,739	$183,393

The accompanying notes are an integral part of these consolidated unaudited financial statements.

ORGANIC RECYCLING TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

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

Basis of Presentation

These unaudited consolidated financial statements represent the financial activity of Organic Recycling Technologies Inc. and subsidiaries. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations have been included.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Organic Recycling Technologies Inc. and its five wholly-owned subsidiaries (collectively, the “Company”), one of which Duro Enzyme Solutions Inc. - Canada owns five subsidiaries:

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
JUNE 30, 2007

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Duro Enzyme Solutions, Inc. – Canada and its five subsidiaries as well as EAPI Center Inc., is the Canadian Dollar. The June 30, 2007 financial statements of the Company were translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transactions occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder’s equity as other comprehensive income or (loss). Foreign currency transaction gains and losses are included in consolidated income (loss). During the three months and nine months periods ended June 30, 2007 and 2006, foreign currency translation loss was $100,645 and a gain of $28,298, and losses of $128,167 and $79,334, respectively, are included in the accompanying consolidated statements of operations and other comprehensive loss.

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
JUNE 30, 2007

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
JUNE 30, 2007

Reclassification

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on the previously issued financial statements of the Company.

NOTE 2:     RELATED PARTY TRANSACTIONS

A total expense of $632,874 and $1,428,850 was incurred and accrued in consultant services from related parties for the three months period and nine months period ended June 30, 2007 compared to $361,655 and $1,084,965 for the same periods in 2006. The Company made cash payments of $1,852,003 to related parties during the nine months periods ended June 30, 2007 for repayments of short term notes and for consulting services.

Short-term loans of $95,699 were advanced to the Company by the related parties during the nine months ended June 30, 2007. The interest rate for the notes is 10% per annum. Total repayment of these short-term notes to the related parties was $742,765 for the nine months ended June 30, 2007. As of June 30, 2007, the total short term loans outstanding to related parties amounted to $821,704. The funds were used for operations of the Company.

NOTE 3:     COMMON STOCK

During the nine months period ended June 30, 2007, the Company sold 4,551,178 shares of common stock under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company received $1,439,597 in proceeds, net of $543,115 in finders’ fees for raising capital, from the sale of shares during the nine months period ended June 30, 2007.  The Company issued 1,096,043 shares of common stock valued at $483,208 in exchange for short term notes from related parties. The common shares were valued at the market price on the date of issuance. The Company issued 1,103,070 shares of common stock valued at $551,535 to third parties for settlement of expenses for providing services to the Company. The common shares were valued at the market price on the date of issuance. The Company has not issued 900,407 shares of common stock valued at $390,204 for providing consulting and business advisory services.  The common shares were valued at the market price on the date of issuance. The Company also received cash consideration of $241,164 for the sale of its common shares for which the Company has not issued 475,445 shares of common stock as of June 30, 2007.

During the nine months ended June 30, 2007 in connection with the common stock subscription agreements, the Company issued warrants to purchase 2,397,929 shares of common stock. No warrants were exercised or expired in the quarter. At June 30, 2007, a total of 24,895,618 warrants remain unexercised. The fair value of the warrants issued during the quarter, at the time of issuance, was immaterial based upon the Company's calculations using the Black Scholes model. The Company extended the terms of the warrants expiration date by twelve months from the date of issuance. The remaining warrants outstanding at June 30, 2007 are:

Exercise Price	Warrants Issued
CDN $0.10	10,000
CDN $0.25	810,000
CDN $0.35	470,000
CDN $0.65	55,000
CDN $0.75	220,500
CDN $1.00	196,207
US $0.08	10,000
US $0.28	4,000
US $0.30	1,223,583
US $0.35	3,034,000
US $0.40	116,550
US $0.50	2,475,626
US $0.55	755,743
US $0.60	2,728,723
US $0.66	220,000
US $0.70	2,027,652
US $0.75	9,927,044
US $1.00	586,018
US $1.25	24,972
Total	24,895,618

ORGANIC RECYCLING TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 4:     GOING CONCERN

The accompanying condensed consolidated unaudited financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $2,834,320 and a negative cash flow from operations of $1,556,865 for the nine months ended June 30, 2007, a working capital deficiency of $3,844,339 and a shareholders' deficiency of $3,837,782 as of June 30, 2007. This raises a substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5:     SUBSEQUENT EVENTS

The Company issued 729,820 shares of common stock pursuant to stock subscription agreements and received $364,410 in cash proceeds subsequent to June 30, 2007. The Company issued 729,820 warrants to purchase the common stock at exercise prices averaging $0.70 to $0.75 within one year from their date of grant.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Form 10-QSB constitute "forward-looking statements." These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-QSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Report on Form 10-KSB and our current reports on Form 8-K.

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

INDUSTRY BACKGROUND

The waste business is undergoing fundamental changes. There is no single solution to the environmental problems that exist in dealing with an ever growing stream of waste materials. Firstly, the vast growth that is happening throughout Asia has created new demands and new opportunities. Countries such as China and India are emerging from third world status into modern industrial consumer states. The governments in these countries are turning their attention to dealing with the waste being created by newly created industrial and consumer societies and are seeking ways to protect their environment.  Secondly, the global climate change movement is putting pressure on all levels of government throughout the industrialized nations to reduce the emissions of greenhouse gases such as carbon dioxide and methane gas which are emitted from conventional landfills.

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

BUSINESS STRATEGY

The Company has determined that its resources and energies would best be utilized in partnering with technology developers and waste management companies in a wide range of environmental technologies. Worldwide problems in dealing with various forms of waste management continue to grow, as does the need for the utilization of new and improved technologies that allow for a more environmentally efficient utilization of resources. Issues such as global warming and environmental pollution increase the need for various methods to deal with both organic and inorganic waste in ways that are constantly undergoing innovation and refinement. As landfills near capacity and, in some cases, are shut down, and as composting is severely limited in its application, the need for new approaches to waste management is constant. If these problems exist in North America, the problems throughout the rest of the world are perhaps even more extensive. The industrial and population base continues to grow and, in many cases, the infrastructure for waste management is less developed; therefore, the need for, and opportunities for, solutions continue to grow. China is one of the greatest examples of this situation and for that reason some of the Company’s focus has been on that country.

As suggested earlier, the waste management industry is also focused on technologies that may lead to better ways to produce energy, cut emissions and halt the growth of greenhouse gases in the environment. The Company does not intend to restrict itself to waste recycling, but will seek out new technologies to better utilize existing resources in an environmentally friendly way and thereby reduce those by-products that are destructive to the environment.

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

Marketing Waste Technologies

The Company is exploring various opportunities to market waste management technologies through the development of web-based and traditional marketing centers. The Company is at the initial stages of this activity. It is intended that this on-line marketing center will provide information and sales on various technologies to market to both consumers and retailers. The Company is also expanding this effort to include the web-based marketing of environmentally friendly consumer products.

PLAN OF OPERATION

The Company’s plan of operation for the next twenty-four months is summarized as follows:

•
The Company’s mission is to locate, integrate and implement leading waste management, recycling and reusable energy technologies with the objective of creating a cleaner and healthier global environment and capitalizing on profitable opportunities for our shareholders. The Company is currently evaluating several projects in China, in the Middle East and in North America related to waste management and renewable energy. No agreements have been concluded and therefore capital requirements remain unknown.

•
The Company intends to pursue the finalization of agreements to build waste disposal facilities in the Foshan region of the Province of Guangdong, China, pursuant to its agreements with Foshan Public Utility. The Company has revised its estimates that it will spend approximately $500,000 in pursuing these projects over the next twelve months.

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

•
The Company has expanded its pursuit of innovative environmental technologies to include a full range of services including the treatment of water and wastewater, air quality management, and several new forms of renewable energy generation. The Company intends to finalize license agreements in each of these areas over the next 12 months.

•
The Company intends to expand its operations into several regions of North America over the next 12 months; to that end, early discussions are currently underway with several communities with the goal of creating regional environmental technology centers that address all elements of the environment in those communities.

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

Results of Operations for the three months and nine months periods ended June 30, 2007 and 2006

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

Operating Costs and Expenses

Operating expenses for the three months and nine months ended June 30, 2007 were $1,176,167 and $2,758,735 compared to $770,583 and $1,990,875 for the same periods in 2006. Operating expenses for the three months ended June 30, 2007 when compared to the same period in 2006, increased by $405,584 due to an increase in consulting and professional fees and stock based compensation. Operating expenses for the nine months periods ended June 30, 2007 when compared to the same periods in 2006, increased by $767,860 primarily due to increase in expense of $130,117 incurred by the Company in consulting expenses and recruiting a professional firm in creating market awareness and promoting its business, stock based compensation expense of $941,739 offset by decrease of $303,996 in office and administration expense.

Interest expense for the three months and nine months periods ended June 30, 2007 was $19,540 and $75,585 compared to $21,959 and $75,509 for the same periods in 2006. Interest expense remained relatively flat as a result of balancing of receipts and payments of loans obtained from the shareholders and related parties during the fiscal 2006.

During the nine months period ended June 30, 2006, the Company recorded a loss of $383,345 as a result of termination of its agreement to acquire a site in New York for waste recycling plant. The Company did not incur any such expenses during the nine months period ended June 30, 2007.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $2,834,320 for the nine months period ended June 30, 2007 as compared to a net loss of $2,449,729 for the same period in 2006. Additionally, the Company’s current liabilities exceeded its current assets by $4,745,719 at June 30, 2007. These factors and the Company’s inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about the Company's ability to continue as a going concern. Furthermore, the Company’s independent auditors have issued a going concern opinion on the Company’s audited financial statements for the fiscal year ended September 30, 2006 as the Company did not have sufficient funds available to operate for the next twelve months.

The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

Operating activities: Net cash used in operating activities during the nine months period ended June 30, 2007 amounted to $1,556,865 primarily due to the loss of $2,834,320 recorded by the Company, increase in non-trade receivables of $24,252, increase in prepaid expenses of $122,717, increase in accounts and fees payable of $317,823 and increase in payables and accrued expenses of $580,545.

Investing activities: Net cash used in investing activities during the nine months period ended June 30, 2007 amounted to $5,265 due to the purchase of equipment by the Company.

Financing activities: Net cash provided by financing activities during the nine months period ended June 30, 2007, amounted to $1,105,589 primarily due to Company receiving $1,680,762 in cash proceeds from sale of its common stock to accredited investors. During the nine months period ended June 30, 2007, the Company received cash proceeds in short term loans from related parties amounting to $95,699, made cash payments of short term loans to related parties amounting to $742,765.

The Company recorded a gain of $394,190 in cash during the nine months period ended June 30, 2007 as a result of the effect of foreign currency translations.

Due to the above activities, the net decrease in cash amounted to $62,351 during the nine months period ended June 30, 2007. The Company had cash overdraft of cash and cash equivalents of $71,894 as of June 30, 2007. The increase to the Company's working capital deficit was largely a result of increases to the Company's accounts and fees payable and increases to amounts payable to related parties. The increase in these amounts is a result of our increased business development activities during the nine months ended June 30, 2007.

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

Issuance of Shares for Services

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable in accordance with SFAS No. 123R.

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

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months period ended June 30, 2007, the Company sold 2,257,831 shares of common stock under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company received $826,421 in proceeds from the sale of shares during the three months period ended June 30, 2007.  The Company also received cash consideration of $241,164 for sale of its common shares for which it has not issued 475,445 shares of common stock as of June 30, 2007. The Company obtained business consulting and advisory services from consultants valued at $390,204, and have not issued 900,407 shares of common stock for such services as of June 30, 2007. The funds raised and received were used to fund the operations of the Company.

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANIC RECYCLING TECHNOLOGIES INC.
(Formerly EAPI ENTERTAINMENT, INC.)

Date: August 20, 2007	/s/ Edwin Kroeker
Name: Edwin Kroeker
Title: Chief Executive Officer and President

Date: August 20, 2007	/s/ Chad Burback
Name: Chad Burback
Title: Chief Financial Officer and Treasurer