Form 10KSB
period 2007-09-30
Organic Recycling Technologies Inc.
filed 2008-01-10
CIK 1040227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒  Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2007

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the average of the closing bid and asked prices as of December 31, 2007 as reported on the OTC Bulletin Board, was $16,311,973. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the issuer.

As of December 31, 2007, the registrant had 52,761,740 shares of Common Stock, $0.001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format:   ☐ Yes ☒ No

ORGANIC RECYCLING TECHNOLOGIES INC.
(FORMERLY – EAPI ENTERTAINMENT INC.)

Index to
Annual Report on Form 10-KSB
For the Year Ended September 30, 2007

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

ITEM 1.    DESCRIPTION OF BUSINESS

OVERVIEW

In early January 2005, the Company’s Board of Directors determined to change the direction of the Company’s business focus to waste management and recycling technologies. The Company has investigated several potential opportunities in the United States, Canada, Europe, Latin America and Asia, where opportunities exist for various segments of the waste management business and the exploitation of recycling technologies for both organic and inorganic waste materials. The Company has identified and is pursing its due diligence with respect to a variety of specific projects which it is pursing  it continues to seek out additional opportunities in environmental technologies directly related to waste management and recycling.  In addition, the Company intends to explore and seek out opportunities in alternative energy, air and water related environmental technologies. To date the Company has not generated any revenues or has the Company concluded any definitive agreements for any specific opportunities in the waste management or environmental technology industries, and there are no assurances that the Company will be able to do so in the future.

CORPORATE BACKGROUND

The Company is a Nevada corporation incorporated on September 15, 1995, under the name Home Web, Inc. In January 2001, the Company changed its name from "Home Web, Inc." to "Duro Enzyme Products Inc." In May 2003, the Company changed its name from “Duro Enzyme Products Inc.” to “EAPI Entertainment, Inc.” and the Company’s accounting year was changed from a December 31 year-end to a September 30 year-end. On July 7, 2005 the Company changed its name to Organic Recycling Technologies Inc.
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

In the second quarter of 2005, the Company’s Board of Directors determined that better opportunities existed for it outside of the entertainment industry. The Company is now directing its business activities to seeking out opportunities in the field of waste management, focusing on inorganic and organic recycling technologies, environmental technologies and recycling technologies. The Company is also exploring the acquisition of technologies and considering development of projects in the renewable energy, water and air pollution treatment fields. The Company is in the development stage.

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

The waste industry is highly competitive; however, the Company believes that opportunities exist for start up companies that seek out strong connections with joint venture partners and who have innovative technologies and solutions to the waste and general environmental problems.  However, there is no assurance of success with respect to the Company’s ability to find joint venture partners or to complete any business venture that it may embark upon within the industry.

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

Although not directly related to the waste problem, the industry is also focused on technologies that may lead to better ways to produce energy, cut emissions and halt the growth of greenhouse gases in the environment. The Company does not intend to restrict itself to waste recycling, but will seek out new technologies to better utilize existing resources in an environmentally friendly way and thereby reduce those by-products that are destructive to the environment.

Recycling

One of the most important aspects of waste management is that of recycling. This process allows waste that would find its way into landfills or garbage dumps to be treated and utilized as raw materials in the production of new products and energy. In North America and in Europe, recycling and energy production has become commonplace. The separation of waste streams into glass, plastics and mixed organics has allowed new uses for some of the materials that formerly would have been discarded. As new technologies evolve, it is anticipated that recycling technologies will continue to emerge. For example, in recent years, new technologies have been developing to convert organic wastes into new products such as fertilizers, feed supplements and bio fuels.

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

Marketing Waste Technologies

The Company is exploring various opportunities to market waste management and other relevant technologies through the development of web-based and traditional marketing centers. The Company is at the initial stages of this activity. It is intended that this on-line marketing center will provide information and sales on various technologies to market to both consumers and retailers.

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

(2)
Engagement of HDR Brown Vence and Associates, Inc.: In June 2006 the Company entered into a consulting services agreement with California based HDR Brown Venice and Associates, Inc. (“HDR”) a worldwide engineering and architectural consulting company, which provides a wide range of technical related and professional services for various complex industrial projects. HDR will be utilized by the Company in the evaluation of its projects in respect to project feasibility, design, implementation and operational supervision. The Company has paid approximately $235,000 to HDR as of September 30, 2007. The Company intends to continue to work closely with HDR with respect to its opportunities for various projects and in the development of technologies that will be proprietary to the Company.

(3)
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

The Company intends to differentiate itself from competitors in this industry by seeking out and partnering with leading-edge environmental technology and project developers to offer a wide range of solutions for waste management and recycling, wastewater and water treatment, greenhouse gas reduction and bioenergy capture and wind energy production. As part of this development plan, the Company intends to seek out business opportunities on an international scale, with a particular focus on emerging industrial countries such as China, India, Canada and the Middle East.

INTELLECTUAL PROPERTY

The Company’s performance and ability to compete are somewhat dependent on its ability to seek out and utilize these various technologies that are summarized above. Although the Company is not primarily in the business of developing these technologies, it will explore the possibility of developing some of its own technologies through its relationship with HDR and others. The main intention of the Company is to seek out new technologies to apply to waste management, renewable energy and other environmental problems. It is possible that the technologies that the Company seeks to exploit in carrying out its business plan may have patent or other protections. The Company itself does not possess any patents or other protection in respect to intellectual property.

EMPLOYEES

For the past twelve months ending September 30, 2007 the Company has continued to have one employee and ten consultants. Of these 11 individuals, two are classified as executive officers, five as administrative personnel, and four as sales and marketing personnel. The Company’s consultants and employee do not belong to a collective bargaining unit, and the Company is not aware of any labor union organizing activity. The Company believes its future success will depend in large part on its continuing ability to attract, train and retain skilled technical, sales, marketing and customer support personnel.

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

ITEM 2.    DESCRIPTION OF PROPERTY

The Company had leased its principal executive office, consisting of approximately 2,500 square feet, at a monthly rent of $2,420, located at 204 – 3970 East Hastings Street, Burnaby, British Columbia, Canada, V5C 6C1. The Company leased this property from 696092 B.C. Ltd., a private company owned by one of our directors, Peter Gardner. In March 2007, the Company entered into a 3 year lease with a non affiliated party to lease an office space of approximately 1,100 square feet in Orangeville, Ontario, at a monthly rental of $1,244. Although maintaining its British Columbia office, the Company’s corporate headquarters were relocated to Orangeville, Ontario.

ITEM 3.    LEGAL PROCEEDINGS

To the knowledge of the Company, neither the Company nor its subsidiaries are party to any legal proceeding or litigation and it knows of no other threatened or contemplated legal proceedings or litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

The following table sets forth, the range of high and low bid prices of the Company’s common stock for the last two fiscal years of actual trading, as reported by the OTC BB / Pink Sheets:

FISCAL QUARTERS ENDED	HIGH ($)*	LOW ($)*
December 31, 2005	$0.50	$0.30
March 31, 2006	$0.75	$0.30
June 30, 2006	$0.65	$0.41
September 30, 2006	$0.98	$0.50
December 31, 2006	$0.75	$0.45
March 31, 2007	$0.80	$0.58
June 30, 2007	$0.75	$0.41
September 30, 2007	$0.68	$0.31

*The pricing information was provided by the OTC BB / Pink Sheets as the case may be.

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

HOLDERS

As of September 30, 2007, the Company’s issued and outstanding common stock totaled 46,985,579 shares, held by approximately 824 stockholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

Between July 1, 2007 and September 30, 2007, the Company sold under a private placement, 4,347,088 shares to investors at 0.50 per share for a consideration of $2,173,044. The shares were sold at the fair market value on the date of sale.  The shares were sold pursuant to an exemption from registration under Regulation S of the Act.

During the year ended September 30, 2007 the Company issued 3,297,414 shares of its common stock having a value of $1,550,179 (the “Shares”) to 14 consultants. One of the consultants, Milverton Capital Corporation is an affiliate of the Company, and was issued 1,223,027 shares of common stock, valued at $507,499.90. All of the Shares were issued under an exemption from registration pursuant to Regulation D of the Act and/or Section 4(2) of the Act.

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

PLAN OF OPERATION

The Company’s plan of operation for the next twelve months is summarized as follows:

1.
The Company’s mission is to locate, integrate and implement leading waste management, recycling and renewable energy technologies with the objective of creating a cleaner and healthier global environment and capitalizing on profitable opportunities for our shareholders. The Company is currently evaluating several projects in China related to waste management and alternate power. No agreements have been concluded and therefore capital requirements remain unknown.

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

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended September 30,
	2007	2006	Percentage Increase/(Decrease)

Revenue	$--	$--	N/A
Operating Expenses	(3,449,890)	(2,820,047)	22.3%
Other Income (Expense)	329,879)	(498,863)	166.1%
Net Income (Loss)	$(3,120,011)	$(3,318,910)	(6.0)%

Revenue

We do not anticipate earning revenues until such time as we have completed commercial development of planned products and businesses. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license our planned products once development is complete.

Operating Costs and Expenses

The Company incurred total operating expenses of $3,120,011 for the year ended September 30, 2007, which was a decrease of $198,899 over the operating expenses incurred by the Company for the year ended September 30, 2006.

An analysis of the major operating items shows the following changes:

(1)
Consulting and professional fees for the year ended September 30, 2007 increased to $2,846,752 from $2,220,973 for the same period in 2006, as a result of increase in the use and cost of management consultants retained to locate, research, conduct feasibility studies with respect to leading waste management, recycling and reusable energy technologies.

(2)
General and administration expenses for the year ended September 30, 2007 marginally increased to $603,137 from $599,074 for the same period in 2006, as a result of increase in travel, investor relations and communications expenses, and decrease in advertising cost.

(3)
Interest expense for the year ended September 30, 2007 was $90,466 compared to $115,518 for the same period in 2006. Interest expense decreased due to repayment of short term notes payable to related parties during the year ended September 30, 2007 as compared to the same period in 2006.

(4)	During year ended September 30, 2007 the related parties forgave $750,000 of the debt owed by the Company for consulting services. No such debts were forgiven during the year ended September 30, 2006.

As the Company anticipates that its business operations will continue at approximately the same level during the next twelve months, the Company expects its expenses to continue to remain at the same level during the next fiscal year.

LIQUIDITY AND FINANCIAL CONDITION

Cash Flows	Year Ended September 30,
	2007	2006
Net Cash used in Operating Activities	$(1,861,250)	$(1,080,665)
Net Cash used in Investing Activities	(8,206)	(5,141)
Net Cash provided by Financing Activities	2,438,418	1,067,365
Effects of Foreign Currency Translations	(42,028)	3,163
Net Increase (decrease) in Cash During Period	$526,936)	$(15,278)

Working Capital	At September 30, 2007	At September 30, 2006	Percentage Increase/(Decrease)
Current Assets	$719,845	$135,366	424.1%
Current Liabilities	(4,456,611)	(4,867,650)	(0.08)%
Working Capital Deficit	$(3,736,765)	$(4,732,284)	(21.0)%

The Company had cash on hand of $589,287 as of September 30, 2007 compared to cash of $62,350 as of September 30, 2006. As of September 30, 2007, the Company had a net stockholders’ deficit of $4,838,109 with accumulated losses of $19,223,250 including a net loss of $3,120,011 for the year ended September 30, 2007. Due to the Company’s substantial working capital deficit and its current inability to generate revenues, there is no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. In addition, there can be no guarantee that financing adequate to carry out the Company’s business plan will be available on terms acceptable to the Company, or at all.

The Company owes the following amounts to related parties, as described in greater detail in Item 12 of this Annual Report on Form 10-KSB:

Creditor	As of September 30, 2007	As of September 30, 2006
Brampton Holdings Ltd.	$-	$770,665
Sanclair Holdings Ltd.	249,484	829,312
Pacific Ocean Resources Corporation	-	46,954
529473 B.C. Ltd.	-	310,535
Rene Branconnier	28,449	31,677
Milverton Capital Corporation	1,521,773	712,295
Total	$1,799,706	$2,701,438

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

The Company plans to utilize a combination of sale of additional equity and potential debt to fund its longer-term growth over a period of two to five years, subject to the Company obtaining the necessary business assets to achieve this financing. The availability of future financing will depend on market conditions. The forecast of the period of time through which the Company’s financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to rapidly expand its new operations. There can be no assurance that financing adequate to carry out the Company’s business plan will be available on terms acceptable to the Company, or at all.

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

The Company May Not Be Able To Continue As A Going Concern.

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

The Company May Not Be Able To Meet Its Commitments To Build Plants In China Or Elsewhere.

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
FINANCIAL STATEMENTS

Hawkins Accounting
Certified Public Accountant
Audit  .  tax  .  consulting

To the Board of Directors and Shareholders
Organic Recycling Technologies, Inc.
Orangeville, Ontario

Report of Independent Registered Public Accounting Firm
I have audited the consolidated balance sheet of Organic Recycling Technologies, Inc. as of September 30, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Organic Recycling Technologies, Inc. as of September 30, 2007, the results of operations and it's cash flows for the two years ended September 30, 2007 and 2006 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern. The Company has a working capital deficiency of $4,097,607, a net loss of $3,120,011, and a shareholders deficit of $4,838,109. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Los Angeles, CA

January 7, 2008

1875 Century Park East #H-3513 Los Angeles, CA 90067
(310)-553-5707 FAX (310)-553-5337 hawkinsaccounting1880@yahoo.com

ORGANIC RECYCLING TECHNOLOGIES INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
CONSOLIDATED BALANCE SHEET

September 30, 2007

ASSETS

Current assets:
Cash	$589,287
Non-trade receivable	66,032
Prepaid expenses	64,526
Total current assets	719,845

Net capital assets	9,498
Total other assets	9,498

TOTAL ASSETS	$729,343

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$308,384
Accrued expenses	2,223,591
Common stock to be issued	530,666
Due to related parties	71,785
Short term notes payable to related parties	1,322,185
Total current liabilities	4,456,611

TOTAL LIABILITIES	4,456,611

Shareholders' deficiency:
Preferred stock, 40,000,000 shares authorized $0.001 par value, 0 shares outstanding	$-
Common stock, 500,000,000 authorized, $0.001 par value, 47,621,079 and 36,523,700 outstanding, respectively	47,621
Paid in capital	16,052,566
Accumulated comprehensive loss	(604,205)
Accumulated deficit	(19,223,250)
Total shareholders' deficiency	(4,838,109)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$729,343

Notes to financial statements are an integral part of these consolidated financial statements.

ORGANIC RECYCLING TECHNOLOGIES INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended September 30,
	2007		2006

Revenues	$		$

Expenses
Advertising		219,461		282,647
Depreciation		2,383		1,359
Consulting and professional fees		2,846,752		2,220,973
Rent, utilities and telephone		85,299		99,827
Office and administration		24,408		23,327
Investor relations and communication		133,004		65,964
Travel, meals and entertainment		135,172		125,950
Total expenses		3,449,890		2,820,047

Loss from operations		(3,449,890)		(2,820,047)

Other income (expense)
Interest expense		(90,466)		(115,518)
Forgiveness of debt		420,345		-
Loss on termination of site acquisition		-		(383,345)
Total other income (expenses)		329,879		(498,863)

Net loss		$(3,120,011)		$(3,318,910)

Other comprehensive income (loss)
Foreign currency translation adjustment		(42,028)		3,163

Comprehensive loss		$(3,162,040)		$(3,315,747)

Loss per common share - basic and diluted		$(0.08)		$(0.11)

Weighted average shares outstanding during the period - basic and diluted		41,556,365		31,190,689

Notes to financial statements are an integral part of these consolidated financial statements.

ORGANIC RECYCLING TECHNOLOGIES INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

	Common Stock		Paid in Capital	Common Stock to be issued	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance - September 30, 2005	27,256,698	27,257	10,046,974	240,671	(12,784,329)	(565,340)	(3,034,767)

Foreign currency translation adjustment	-	-	-	-	-	3,163	3,163

Stock issued on subscriptions for cash	8,525,703	8,526	2,988,470	(240,671)	-	-	2,756,325

Cost of raising capital	-	-	(1,297,656)	-	-	-	(1,297,656)

Expense/loan settled by stock	741,299	741	253,827	-	-	-	254,568

Stock to be issued	-	-	-	225,141	-	-	225,141

Net loss	-	-	-	-	(3,318,910)	-	(3,318,910)

Balance - September 30, 2006	36,523,700	$36,524	$11,900,390	$225,141	$(16,103,239)	$(562,177)	$(4,503,361)

Foreign currency translation adjustment	-	-	-	-	-	(42,028)	(42,028)

Stock issued on subscriptions for cash	9,866,775	9,867	4,827,818	(131,699)	-	-	4,705,986

Cost of raising capital	-	-	(1,252,366)	-	-	-	(1,252,366)

Issuance of shares to related party	1,230,604	1,231	576,724	-	-	-	577,955

Stock to be issued for cash	-	-	-	437,225	-	-	437,225

Net loss	-	-	-	-	(3,120,011)	-	(3,120,011)

Balance - September 30, 2007	47,621,079	$47,621	$16,052,566	$530,666	$(19,223,250)	$(604,205)	$(3,196,600)

Notes to financial statements are an integral part of these consolidated financial statements.

ORGANIC RECYCLING TECHNOLOGIES INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,120,011)	$(3,318,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,490	1,359
Stock issued for services	577,955	443,070
Stock issued to related parties	-	352,334
Forgiveness of debt	(750,000)	-
Increase in non-trade receivables	(43,018)	(23,015)
Decrease in deposits	-	335,000
(Increase) Decrease in prepaid expenses	(14,526)	266,690
Increase (decrease) in accounts and fees payable	(32,098)	336,824
Increase in due to related parties	174,362	-
Increase in payables and accrued expenses	1,343,598	525,985
NET CASH USED IN OPERATING ACTIVITIES	(1,861,250)	(1,080,665)

INVESTING ACTIVITIES
Purchase of equipment	(8,206)	(5,141)
NET CASH USED IN INVESTING ACTIVITIES	(8,206)	(5,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	3,890,844	1,494,820
Proceeds of short term notes from related parties	369,050	375,710
Repayments of short term notes to related parties	(1,821,476)	(803,165)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,438,418	1,067,365

EFFECT OF FOREIGN CURRENCY TRANSLATION	(402,869)	3,163

INCREASE (DECREASE) IN CASH	526,936	(15,278)

CASH AT THE BEGINNING OF THE PERIOD	62,351	77,628

CASH AT THE END OF THE PERIOD	$589,287	$62,350

SUPPLEMENTAL DISCLOSURES

Non-Cash Investing and Financing Activities:

Stock subscriptions issued in exchange for short term notes from related parties	$-	$-

Stock subscriptions issued in exchange for payables and fees from related parties	$577,955	$214,191

Stock subscriptions issued in exchange for consulting contract	$-	$138,400

Notes to financial statements are an integral part of these consolidated financial statements.

ORGANIC RECYCLING TECHNOLOGIES INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

Organic Recycling Technologies, Ltd.
Organic Recycling Management, Inc.
ORTI Organic Recycling Technologies, Inc., New York
EAPI Center, Inc.
Duro Enzyme Solutions, Inc. – British Columbia, Canada
EASI Studios, Inc.
ORTI Organic Recycling Technologies, Inc., British Columbia, Canada
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

ORGANIC RECYCLING TECHNOLOGIES INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight line method over the estimated useful life of the assets from two to six years.  Expenditures for maintenance and repairs are charged to expense as incurred.

Advertising and Marketing Cost

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the years ended September 30, 2007 and 2006 amounted to $219,461 and $282,647, respectively.

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

Comprehensive Income (Loss)

The foreign currency translation gains (losses) resulting from the translation of the financial statements of the Company’s subsidiaries expressed in Canadian dollars to United States dollars are reported as other comprehensive income (loss) in the consolidated statements of operations and other comprehensive loss and as accumulated comprehensive loss in the consolidated balance sheet and the consolidated statements of shareholders’ deficit.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Duro Enzyme Solutions, Inc. – Canada and its five subsidiaries as well as EAPI Center Inc., is the Canadian Dollar. The September 30, 2007 financial statements of the Company were translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transactions occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder’s equity as other comprehensive income or (loss). Foreign currency transaction gains and losses are included in consolidated income (loss). During the years ended September 30, 2007 and 2006, foreign currency translation loss of $42,028 and gain of $3,163, respectively, are included in the accompanying consolidated statements of operations and other comprehensive loss.

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
SEPTEMBER 30, 2007

Recent Accounting Pronouncements

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
SEPTEMBER 30, 2007

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

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, though early adoption is permitted. The management is currently evaluating the effect of this pronouncement on financial statements.

Reclassification

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on the previously issued financial statements of the Company.

NOTE 2:    RELATED PARTY TRANSACTIONS

The Company’s affiliates provided consulting and business advisory services to the Company.

A total of $1,699,226 in fees were incurred and accrued in consultant services by two (2) companies which are owned and controlled by a shareholder and creditor of the Company that the SEC classifies as a promoter, for the year ended September 30, 2007.  This promoter was paid in cash by the Company $1,500,000 for consulting services during the year ended September 30, 2007 from the sale of Company stock thru an Reg. S exemption.  These two entities advanced the Company proceeds of $341,319 and $375,083 for the years ending September 30, 2007 and 2006 respectively. During the years ending September 30, 2007 and 2006 these two entities were paid cash of $126,042 and $780,720 in debt repayments from proceeds of the sale of the Company’s stock.  These entities were paid in stock of the Company in the amounts of $382,500 and $266,637 for debt repayment for the years ending September 30, 2007 and 2006 respectively.  Total amounts owing to the companies controlled by this promoter at the end of September 30, 2007 were $1,132,763 and $731,486 for September 30, 2006.  During the year ended September 30, 2007, the promoter converted $316,103 of unpaid accrued expenses to notes payable. The annualized interest rate for the notes payable is 10%.

For the year ending September 30, 2007, nine related parties (Board Member, Officers, Management or affiliated companies) charged the Company $884,129 in fees. Of the amounts billed to the Company by these related parties, $700,740 was paid in cash and the balance was accrued in short term liabilities.  An additional $186,330 was paid to one related party for prior year services which were accrued. During the twelve months period ended September 30, 2006, $1,656,621 in fees was incurred and accrued in consulting services by ten (10) companies which were owned and controlled by the shareholders or creditors of the Company. The total outstanding and unpaid balance payable to related parties was $310,106 and $2,701,438 at September 30, 2007 and 2006, respectively, which is included in current liabilities in the accompanying financial statements.

Three related parties forgave a total of $750,000 in accrued expenses for the year ending September 30, 2007. Of this amount, $420,345 is for expenses that were accrued in the prior years.

NOTE 3:     INCOME TAXES

Income tax expense (benefit) for the years ended September 30, 2007 and 2006 is summarized as follows:

	2007	2006
Current:
Federal	$(1,060,804)	$(1,128,429)
Deferred taxes	1,060,804	1,128,429
Income tax expense (benefit)	$--	$--

ORGANIC RECYCLING TECHNOLOGIES INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations at September 30, 2007 and 2006:

	2006	2005

Tax expense (credit) at statutory rate-federal	(34%)	(34%)
Foreign income not recognized in US	34%	34%
Canada income tax	35%	35%
Tax expense at actual rate	35%	35%

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at September 30, 2007 are as follows:

Deferred tax assets:
Net operating loss carry forward	$6,536,905
Total gross deferred tax assets	6,536,905
Less valuation allowance	(6,536,905)
Net deferred tax assets	$--

At September 30, 2007, the Company had accumulated deficit carry forwards of approximately $19,223,250 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2025.

The net change in the valuation allowance during the year ended September 30, 2007 and 2006 was an increase of $1,060,804 and $1,128,429, respectively. The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized.

No provision is being made for state income tax for the years ending September 30, 2007 and 2006 since all operations are in Canada.

NOTE 4:    COMMON STOCK

During the year ended September 30, 2007, the Company converted 839,694 shares of common stock valued at $382,500 in satisfaction of short-term loans payable to a related party. The common shares were valued at the fair value of shares on the date of issuance.

During the period ended September 30, 2007, the Company - a) issued under private placements 9,866,775 shares of common stock on subscription agreements for cash proceeds of $3,890,844, net of cost of raising capital of $1,252,366; b) sold 390,910 to a related party for cash proceeds of $195,455; and c) received cash proceeds of $437,225 for 1,186,290 common shares to be issued as of September 30, 2007.

In connection with the common stock subscription agreements, the Company had issued warrants to purchase 28,584,305 shares of common stock expiring twelve months from the payment of the stock. During the year ended September 30, 2007, none of the warrant holders exercised their warrants. The Company extended the terms of the warrants expiration date by twelve months from the date of issuance. Warrants outstanding at September 30, 2007 are as follows:

Exercise Price	Warrants Issued
CDN $0.10	10,000
CDN $0.25	810,000
CDN $0.35	470,000
CDN $0.65	55,000
CDN $0.75	220,500
CDN $1.00	196,207
US $0.08	10,000
US $0.28	4,000
US $0.30	1,223,583
US $0.35	3,034,000
US $0.40	114,550
US $0.50	2,775,626
US $0.55	755,743
US $0.60	2,728,723
US $0.66	220,000
US $0.70	2,027,652
US $0.75	13,315,731
US $1.00	586,018
US $1.25	24,972
Total	28,582,305

 ORGANIC RECYCLING TECHNOLOGIES INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

	For the Year Ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net loss available to common stockholders
Basic and diluted earnings per share	$(3,120,011)	41,556,365	$(0.08)

	For the Year Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net loss available to common stockholders
Basic and diluted earnings per share	$(3,318,910)	31,190,689	$(0.11)

NOTE 6:    LEASES

On March 1, 2007 the Company entered into a three-year lease agreement with a third party for office space and furnishings.

Future minimum lease payments due are as follows:

September 30,	Amount

2008	$14,165
2009	14,507
2010	9,911
Total	$38,583

Total rent expense for the years ended September 30, 2007 and 2006 was $11,350 and 49,901 respectively.

NOTE 7:    GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss for the year ended September 30, 2007 of $3,120,011, a negative cash flow from operations of $1,500,407, a working capital deficiency of $4,097,607 and a shareholders’ deficit of $4,838,109 which raises a substantial doubt about the Company’s ability to continue as a going concern.

 ORGANIC RECYCLING TECHNOLOGIES INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

The Company is pursuing and developing a new business plan. The Company is partnering with technology leaders to utilize and apply waste management and recycling technologies and bring these technologies to the market place. The Company is seeking to acquire revenue generating businesses or projects with long term potential in the waste management and recycling industries that will enable the Company to generate revenues to fund the new business plan. The Company anticipates it will raise funds through debt issuance or through the generation of revenue and achieving profitable operations. The Company has continued to raise equity through the sale of Regulation S stock in an ongoing private placement. It will also continue to pursue acquisitions and joint ventures, to strengthen both its balance sheet and cash flow.

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

NOTE 8:    SUBSEQUENT EVENTS

The Company recorded the following stockholder transactions subsequent to September 30, 2007:

•	The Company received subscriptions for issuances of 4,900,451 shares of common stock and 4,900,451 warrants for cash proceeds of $1,613,530.

•
The Company sold 3,300,000 shares of common stock valued at $825,000 for cash to a party that the SEC classifies as a promoter.  The stock was issued at $0.25 a share which is less than what the shares were being offered to unrelated parties at $0.50 a share. The Company then paid the promoter $800,000 in repayment of related party debt.

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

The following information sets forth the names of the Company’s officers and directors, their present positions with the Company, and their biographical information:

Name	Age	Position

Edwin Kroeker	58	Chief Executive Officer, President and Director
Peter Gardner	46	Director, Treasurer and Secretary
Chad Burback	30	Chief Financial Officer and Director
Michael Brown	58	Director

Edwin Kroeker – CEO, President and Director

Mr. Kroeker was appointed CEO, President and a Director on March 7, 2007. Mr. Kroeker has more than 35 years of management experience in the environmental technology industry. Most recently, Mr. Kroeker served on the management team of a public company that developed, patented and commercialized a microbiological process for converting biodegradable organic wastes into valuable end products. Mr. Kroeker also worked as a consultant for a large North American engineering firm where he managed the company's environmental process engineering group at the company's corporate headquarters. Mr. Kroeker's areas of expertise include water and wastewater treatment, air quality management, solid waste management and waste recycling. He earned his bachelor's degree in engineering from the University of Manitoba in 1972, and his Masters degree in environmental engineering from Cornell University in Ithaca, NY. Mr. Kroeker has worked in North America, the Caribbean, Southeast Asia and Central Europe.

Peter Gardner – Director, Treasurer and Secretary

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

Chad Burback – Chief Financial Officer and Director

Mr. Burback has been the Company’s Secretary and a Director since September 29, 2000.  Since joining the Company, Mr. Burback has assisted with the organization and development of the Company. Mr. Burback was Plant Manager for Hamilton Bio Conversion Inc. in Hamilton, Ontario, Canada (1998-2001). From 1995 to 1998, Mr. Burback was the Plant Manager for Brampton Bio Conversion Inc., a de-packaging and recycling facility in Brampton, Ontario, Canada. As Plant Manager for each facility, Mr. Burback was responsible for the expansion of the facilities and had the following duties and responsibilities: assist with project schedules and construction contracts; operations control and management; maintain a daily log of all plant events; oversee all office administration; manage expenditures; ensure compliance with permits; conduct performance reviews of employees; ensure plant safety and security; and staff the plants. Mr. Burback is a first cousin of Mr. Dean Branconnier.

Michael Brown – Director

Mr. Brown was appointed a director on November 8, 2005.  Mr. Brown is the President of Brown, Vence & Associates Inc. (“BVA”), a consulting engineering firm that Brown helped found in 1979, specializing in energy and waste project planning, permitting and financing, and in innovative technologies for resource recovery. His firm has participated in over $3 billion in capital financing for waste management and renewable energy projects. In 2006, his firm was acquired by HDR Engineering, Inc., a large architectural and engineering firm and Mr. Brown was appointed as a Senior Vice President at HDR Engineering Inc., where Mr. Brown manages a joint HDR/BVA business unit. The Company has entered into a consulting agreement with his Company HDR/BVA.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, reports required to be filed by Reporting Persons were not filed timely and have only recently been filed.  The Company has put into place procedures that will help to insure that all future filings required by Section 16(a) will be filed in a timely manner by all Reporting Persons.

ITEM 10.    EXECUTIVE COMPENSATION

None of our executive officers earned more than $100,000 during our most recently completed fiscal year.  Accordingly, we have not included any compensation information for any of our executive officers, other than our current chief executive officer, our chief financial officer and our former chief executive officer.

The following table sets forth certain information as to the Company's named executive officers for each of the Company's fiscal year ended September 30, 2007, 2006, and 2005. No other compensation was paid to any such named executive officers other than the compensation set forth below.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Edwin Kroeker (President and Chief Executive Officer)(1)	2007	73,803	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Ralph Petruzzo (former President and Chief Executive Officer)	2006	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Chad Burback Chief Financial Officer	2007 2006 2005	-0- 73,534	-0- - 0 - - 0 -	-0- - 0 - - 0 -	-0- - 0 - - 0 -	-0- - 0 - - 0 -	-0- - 0 - - 0 -	-0- - 0 - - 0 -

Peter Gardner (former President and Chief Executive Officer)(2)	2007 2006 2005	- 0 - - 0 - - 0 -	- 0 - - 0 - - 0 -	- 0 - - 0 - - 0 -	- 0 - - 0 - - 0 -	- 0 - - 0 - - 0 -	- 0 - - 0 - - 0 -	- 0 - - 0 - - 0 -

(1) Mr. Kroeker was appointed as CEO and President of the Company effective March 7, 2007.
(2) Mr. Gardner served as CEO and President from April 24, 2006 and resigned on March 6, 2007.

COMPENSATION OF DIRECTORS

Directors are not compensated for their service as directors. All directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as a director of the Company. In addition, Firhurst Enterprises, a company of which Mr. Gardner is a principal shareholder, was paid $48,207 as consulting fees during the year ended September 30, 2007. Furthermore, consulting fees of $225,000 was paid to Mr. Brown during the year ended September 30, 2007.

EMPLOYMENT CONTRACTS

The Company has entered into an agreement with Chad Burback to serve as the Company’s Chief Financial Officer for a monthly consulting fee of $7,000 CDN (equal to approximately $6,330 US). The Company does not compensate Mr. Gardner for acting as the Secretary of the Company.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2007 certain information known to the Company regarding the beneficial ownership of the Company’s common stock, and as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares; (iii) all executive officers and directors as a group; and (ii) each shareholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES OF COMMON STOCK	PERCENTAGE OF COMMON STOCK(1)

DIRECTORS AND OFFICERS

Common Stock	Edwin Kroeker CEO, President, and Director 210 Broadway, Unit 208, Orangeville, Ontario L9W 5G4	- 0 -	0.0%-
Common Stock	Peter Gardner Secretary and Director 210 Broadway, Unit 208, Orangeville, Ontario L9W 5G4	- 0 -	0.0%
Common Stock	Chad Burback Chief Financial Officer, Treasurer and Director 210 Broadway, Unit 208, Orangeville, Ontario L9W 5G4	640,000 Shares	1.2%
Common Stock	Michael D. Brown Director 30 Tierra Verde Court Walnut Creek, CA 94598	350,000 Shares	0.7%
Common Stock	All Officers and Directors as a Group (5 persons)	990,000 Shares	1.9%

5% BENEFICIAL SHAREHOLDERS

Common Stock	René Branconnier 8412 Armstrong Road, Langley, BC V1M 3P5 Canada	11,986,439 Shares	22.7%(2)

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of December 31, 2007, there were 52,761,740 shares of the Company’s common stock issued and outstanding.

(2)
Includes (a) 5,126,060 shares of common stock and warrants to purchase 5,126,060 shares of common stock owned by Milverton Capital Corporation, of which Mr. Branconnier is a controlling shareholder, (b) 674,884 shares of common stock owned by 529473 BC Ltd., of which Mr. Branconnier is a controlling shareholder, (c) 680,435 shares of common stock owned by Dynasty Farms Ltd., of which Mrs. Branconnier is a controlling shareholder  through Sanclair Holdings Ltd. and (d) 379,000 shares of common stock owned by Sharon Branconnier, Mr. Branconnier’s wife. All of the warrants are exercisable between $0.25 to $0.75 per share and they all expire in August 2008. The percentage ownership has been calculated assuming the exercise of all of the aforementioned warrants. Mr. Branconnier is the uncle of Chad Burback, the Company’s Chief Financial Officer. Mr. Branconnier disclaims any beneficial interest in any of the securities owned directly or indirectly by Mr. Chad Burback.

CHANGE IN CONTROL

The Company is not aware of any arrangement that might result in a change in control in the future.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Out of the net cash proceeds received by the Company for the year ended September 30, 2007, from the sale of common stock ($3,890,845) and from short term loans ($369,050) totaling $4,259,895, the Company paid to affiliates and related parties $2,874,188 for management consulting services and repayment of loans. In addition, the Company sold and issued 1,230,604 shares of its common stock to related parties. As of September 30, 2007, the Company owes $3,602,397 to related parties for (i) past consulting services, (ii) interest and principal on monies loaned, and (iii) accrued expenses, including rental expense. The following sets forth the transactions between the Company and affiliates and related parties during the year ended September 30, 2007.

529473 B.C. LTD.

529473 B.C. Ltd. is a private company owned by René Branconnier. Mr. René Branconnier is the uncle of our Chief Financial Officer and Treasurer, Chad Burback and former CFO Dean Branconnier.

529473 B.C. Ltd. is the owner of the stable enzyme production technology underlying the Company’s former enzyme business. Mr. René Branconnier is the ultimate beneficiary of all agreements and arrangements between the Company and 529473 B.C. Ltd.

On July 28, 2004, 529473 B.C. Ltd. entered into an assignment of debt agreement with the Company’s wholly owned subsidiary, Duro Enzyme Solutions Inc., and Milverton Capital Corporation (“Milverton”). Pursuant to this assignment agreement, Milverton assigned to 529473 B.C. Ltd. its rights to $425,717 CDN owed by the Company in exchange for 529473 B.C. Ltd.’s promise to repay the amounts owed to Milverton. As a result of the assignment, the Company became indebted to 529473 B.C. Ltd. for the $425,717 CDN previously owed to Milverton.

The balance of $228,126 owing to 529473 B.C. Ltd. as of September 30, 2007 was transferred to Milverton Capital Corporation.

Milverton Capital Corporation

Milverton Capital Corporation is a private company owned by Mr. René Branconnier. The Company entered into short-term loans with Milverton Capital Corporation totaling $1,521,773 as of September 30, 2007.

In March 1, 2005, the Company entered into a consulting agreement with Milverton to provide accounting, management and consulting services, for an annual fee of $1,200,000. The contract which expired in March 2007 was renewed for another year for an annual fee of $1,800,000. Milverton earned $1,500,000 in fees for the year ended September 30, 2007. The Company is indebted to Milverton for $1,521,773 as of September 30, 2007.

Sanclair Holdings Ltd.

Sanclair Holdings Ltd. is a private company owned by Ms. Sharon Branconnier, the wife of René Branconnier. Sanclair Holdings advanced short term loans of $126,023 to the Company during the year ended September 30, 2004. Accrued but unpaid rent of $258,729 is owed by the Company to Sanclair Holdings Ltd. in respect of rental of research and development facilities which terminated in December 2002. The Company owed $249,484 in aggregate to Sanclair Holdings as of September 2007 after a debt forgiveness of $500,000.

Brampton Holdings Ltd.

Brampton Holdings Ltd. is a private company owned by Ms. Sharon Branconnier, wife of René Branconnier. Brampton Holdings advanced short term loans of $244,177 to the Company during the year ended September 30, 2004. The Company previously rented a facility from Brampton Holdings. This lease was terminated in December 2002. The Company owed Brampton Holdings $234,084 in respect of accrued but unpaid rent. The Company owed Brampton Holdings an additional amount of $169,626 in respect of a four month administration and accounting contract entered into during the year ended September 30, 2002. In aggregate, the Company owed $661,171 to Brampton Holdings as of September 30, 2006. The outstanding balance of $274,714 owed by the Company to Brampton was transferred to Milverton Capital Corporation as of September 30, 2007.

ITEM 13.   EXHIBITS

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation dated February 5, 2001(4)
3.2	Amended and Restated Bylaws dated January 8, 2001(4)
4.1	Specimen Stock Certificate for Shares of Common Stock of the Company(2)
10.1	Lease Agreement dated December 12, 2001(4)
10.2	License and Distribution Agreement between 529473 B.C. Ltd. and Duro Enzyme Solutions Inc. (U.S.), as amended, dated September 21, 2000(3)
10.3	Research and Development Services Agreement between 529473 B.C. Ltd. and Duro Enzyme Solutions Inc. (Canada), as amended, dated September 21, 2000(1)
10.4	Research and Development Services Agreement between 529473 B.C. Ltd. and Duro Enzyme Solutions Inc. (U.S.), as amended, dated September 21, 2000(1)
10.5	Termination of License Agreements between the Duro Enzyme Solutions Inc. (Nevada), Duro Enzyme Solutions Inc. (B.C.) and 529473 B.C. Ltd. dated May 5, 2003(6)
10.6	Agreement with Waste Consultants Limited dated April 6, 2005
10.7	Consulting Agreement with HDR Brown Vence and Associates, Inc., dated June 14, 2006
10.8	Agreement with Foshan Public Utility Management Chinese Company dated June 21, 2005
10.9
Joint Venture Agreement entered into on September 28, 2005 between Organic Recycling Technologies (China) Inc., a wholly-owned subsidiary of the Company and Chongquing Jinxibeina Complete Equipment Imp. & Exp. Co.

10.10	Consulting Agreement with Milverton Capital Corporation dated March 1, 2005, and renewals thereto
14.1	Code of Ethics
16.1	Letter from BDO Dunwoody, Chartered Accountants, to the U.S. Securities and Exchange Commission(5)
16.2	Letter from Raber Mattuck, Chartered Accountants, to the U.S. Securities and Exchange Commission(5)
21.1	List of Subsidiaries
23.1	Independent Auditor's Consent
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed on November 20, 2000, as an exhibit to the Company’s report on Form 10-QSB for the three months ended September 30, 2000, and incorporated herein by reference
(2)	Filed on December 29, 2000, as an exhibit to the Company’s transitional report on Form 10-KSB for the nine months ended September 30, 2000, and incorporated herein by reference
(3)	Filed on February 14, 2001, as an exhibit to the Company’s report on Form 10-QSB for the three months ended December 31, 2000, and incorporated herein by reference
(4)	Filed on May 15, 2001, as an exhibit to the Company’s report on Form 10-QSB for the three months ended March 31, 2001, and incorporated herein by reference
(5)	Filed on December 29, 2001, as an exhibit to the Company’s report on Form 10-KSB for the year ended September 30, 2001, and incorporated herein by reference
(6)	Filed on August 14, 2003, as an exhibit to the Company’s report on Form 10-QSB for the three months ended June 30, 2003, and incorporated herein by reference

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the two most recently completed fiscal years ended September 30, 2007 and 2006 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30, 2007	Year Ended September 30, 2006
Audit Fees	$84,000	$78,184
Audit Related Fees	$0	$8,494
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$84,000	$86,678

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANIC RECYCLING TECHNOLOGIES INC.

By:	/s/ Edwin Kroeker
Edwin Kroeker
Chief Executive Officer, President and Director

Date:	January 8, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Edwin Kroeker
Edwin Kroeker
President and Chief Executive Officer
(Principal Executive Officer), Director

Date:	January 8, 2008

By:	/s/ Chad Burback
Chad Burback
Chief Financial Officer
(Principal Financial Officer), Treasurer, Director

Date:	January 8, 2008

By:	/s/ Michael D. Brown
Michael D. Brown
Director

Date:	January 8, 2008

By:	/s/ Peter Gardner
Peter Gardner
Director & Secretary

Date:	January 8, 2008