Form 10KSB/A
period 2007-09-30
Organic Recycling Technologies Inc.
filed 2008-01-31
CIK 1040227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

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

As of December 14, 2007, the registrant had 52,761,740 shares of Common Stock, $0.001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format:   ☐ Yes    ☒ No

EXPLANATORY NOTE

Organic Recycling Technologies, Inc., (the “Company”), is filing this Amendment No. 1 on Form 10-KSB/A (the “Amendment”) to its Annual Report on Form 10-KSB for the year ended September 30, 2007, (the “2007 Form 10-KSB”), originally filed with the U.S. Securities and Exchange Commission on January 10, 2008, to amend Item 7 “Consolidated Financial Statements” and Item 6 “Managements Discussion and Analysis of Financial Condition of Plan of Operation” (the “MD&A”) as more specifically described in the Explanatory Note 1 below. The remainder of the information contained in the 2007 Form 10-KSB is not amended hereby and remains as set forth in the original filing.

Explanatory Note 1

The line item “Cash” reflected in the Balance Sheet contained in the 2007 Form 10-KSB was understated by $172,078 and Accumulated comprehensive loss was overstated by $172,078. The revised amount of Cash and Accumulated comprehensive loss at September 30, 2007 should be $761,365 and $432,127, respectively. The error was discovered as a result of miscalculations of the foreign currency exchange rate fluctuations between the Canadian dollar and United States dollar throughout the year ended September 30, 2007. The Company has put into place additional checks and procedures to insure that subsequent calculations as a result of foreign currency exchange rates are recorded accurately in the Company’s financial statements. The increase in Cash balance and reduction in Accumulated comprehensive loss has a ripple effect throughout the Company’s Consolidated Financial Statements and they have accordingly been revised in this Amendment. In addition, certain sections in the MD&A, in particular “Liquidity and Financial Condition”, have been revised to accurately reflect the correct balances.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS FORM 10-KSB/A, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE 2007 FORM 10-KSB OR MODIFY OR UPDATE THOSE DISCLOSURES AFFECTED BY SUBSEQUENT EVENTS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We use words such as "believe," "expect," "anticipate," "project," "target," “plan,” "optimistic," "intend," "aim," "will" or similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance, liquidity and capital resources and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions that if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include the risks identified in Item 1A. “Risk Factors,” included in the 2007 Form 10-KSB which was filed on January 10, 2008.

All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief or intention; any of the factors mentioned in the "Risk Factors" section of the Company included in the 2007 Form 10-KSB filed on January 10, 2008; and any statements or assumptions underlying any of the foregoing.  We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

PART II

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

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended September 30,
	2007	2006	Percentage Increase/(Decrease)

Revenue	$--	$--	N/A
Operating Expenses	(3,449,890)	(2,820,047)	22.3%
Other Income (Expense)	329,879	(498,863)	-
Net Income (Loss)	$(3,120,011)	$(3,318,910)	(6.0)%

Revenue

We do not anticipate earning revenues until such time as we have completed commercial development of planned products and businesses. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license our planned products once development is complete.

Operating Costs and Expenses

The Company incurred total operating expenses of $3,449,890 for the year ended September 30, 2007, which was an increase of $629,843 over the operating expenses incurred by the Company for the year ended September 30, 2006.

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

(2)
General and administration expenses for the year ended September 30, 2007 marginally increased to $603,138 from $599,074 for the same period in 2006, as a result of increase in travel, investor relations and communications expenses, and decrease in advertising cost.

(3)
Interest expense for the year ended September 30, 2007 was $90,466 compared to $115,518 for the same period in 2006. Interest expense decreased due to repayment of short term notes payable to related parties during the year ended September 30, 2007 as compared to the same period in 2006.

(4)	During year ended September 30, 2007 the related parties forgave $420,345 of the debt owed by the Company for consulting services. No such debts were forgiven during the year ended September 30, 2006.

As the Company anticipates that its business operations will continue at approximately the same level during the next twelve months, the Company expects its expenses to continue to remain at the same level during the next fiscal year.

LIQUIDITY AND FINANCIAL CONDITION

Cash Flows	Year Ended September 30,
	2007	2006

Net Cash used in Operating Activities	$(1,861,250)	$(1,080,665)
Net Cash used in Investing Activities	(8,206)	(5,141)
Net Cash provided by Financing Activities	2,438,418	1,067,365
Effects of Foreign Currency Translations	130,050	3,163
Net Increase (decrease) in Cash During the Period	$699,015	$(15,278)

Working Capital	At September 30, 2007	At September 30, 2006	Percentage Increase/(Decrease)

Current Assets	$891,923	$135,366	558.9%
Current Liabilities	(4,456,611)	(4,867,650)	(8.4)%
Working Capital Deficit	$(3,564,688)	$(4,732,284)	(24.7)%

The Company had cash on hand of $761,365 as of September 30, 2007 compared to cash of $62,350 as of September 30, 2006. As of September 30, 2007, the Company had a net stockholders’ deficit of $3,555,190 with accumulated losses of $19,223,250 including a net loss of $3,120,011 for the year ended September 30, 2007. Due to the Company’s substantial working capital deficit and its current inability to generate revenues, there is no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. In addition, there can be no guarantee that financing adequate to carry out the Company’s business plan will be available on terms acceptable to the Company, or at all.

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

Hawkins Accounting
Certified Public Accountant
Audit  .  tax  .  consulting

To the Board of Directors and Shareholders
Organic Recycling Technologies, Inc.
Orangeville, Ontario

I have audited the consolidated balance sheet of Organic Recycling Technologies, Inc. as of September 30, 2007 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern. The Company has a working capital deficiency of $3,564,688, a net loss of $3,120,011, and a shareholders’ deficit of $3,555,190. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Los Angeles, CA
January 7, 2008

1875 Century Park East #H-3513 Los Angeles, CA 90067 (310)-553-5707 FAX (310)-553-5337
hawkinsaccounting1880@yahoo.com

Organic Recycling Technologies, Inc.
(formerly EAPI Entertainment, Inc.)
Consolidated Balance Sheets

	September 30, 2007	September 30, 2006

ASSETS

Current assets
Cash	$761,365	$62,351
Non-trade receivable	66,032	23,015
Prepaid expenses	64,526	50,000
Total current assets	891,923	135,366

Net capital assets	9,498	3,782
Total other assets	9,498	3,782

TOTAL ASSETS	$901,421	$139,148

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
Accounts and fees payable	$308,384	$987,906
Payable and accrued expenses	2,223,591	2,923,117
Common stock to be issued	530,666	225,141
Due to related parties	71,785
Short term notes to related parties	1,322,185	731,486
Total current liabilities	4,456,611	4,867,650

TOTAL LIABILITIES	4,456,611	4,867,650

Shareholders' deficiency
Preferred stock, 40,000,000 shares authorized $0.001 par value, 0 shares outstanding	$-	$-
Common stock, 500,000,000 authorized, $0.001 par value, 47,621,079 and 36,523,700 outstanding, respectively	47,621	36,524
Paid in capital	16,052,566	11,900,389
Accumulated comprehensive loss	(432,127)	(562,177)
Accumulated deficit	(19,223,250)	(16,103,238)
Total shareholders' deficiency	(3,555,190)	(4,728,502)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$901,421	$139,148

The accompanying notes are an integral part of these consolidated financial statements.

Organic Recycling Technologies, Inc.
(formerly EAPI Entertainment, Inc.)
Consolidated Statement of Operations

	For the years ended September 30,
	2007	2006

Revenues	$-	$

Expenses
Advertising	219,461		282,647
Depreciation	2,383		1,359
Consulting and professional fees	2,846,752		2,220,973
Rent, utilities and telephone	85,299		99,827
Office and administration	24,408		23,327
Investor relations & communication	133,004		65,964
Travel, meals and entertainment	135,172		125,950
Total expenses	3,449,890		2,820,047

Loss from operations	(3,449,890)		(2,820,047)

Other income (expense)
Interest expense	(90,466)		(115,518)
Forgiveness of Debt	420,345		-
Loss on termination of site acquisition	-		(383,345)
Total other income (expenses)	329,879		(498,863)
Net loss	$(3,120,011)		$(3,318,910)

Other comprehensive income (loss)
Foreign currency translation adjustment	(42,028)		3,163

Comprehensive loss	$(3,162,040)		$(3,315,747)

Loss per common share - basic and diluted	$(0.08)		$(0.11)

Weighted average shares outstanding during the period
- basic and diluted	41,556,365		31,190,689

The accompanying notes are an integral part of these consolidated financial statements.

Organic Recycling Technologies, Inc.
(formerly EAPI Entertainment, Inc.)
Consolidated Statement of Shareholders’ Deficit

	Common Stock
	Shares	Amount	Paid in Capital	Common Stock to be issued	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance - September 30, 2005	27,256,698	$27,257	$10,046,974	$240,671	$(12,784,329)	$(565,340)	$(3,034,767)

Foreign currency translation adjustment	-	-	-	-	-	3,163	3,163

Stock issued on subscriptions for cash	8,268,290	8,268	2,890,705	(240,671)	-	-	2,658,302

Cost of raising capital	-		(1,388,881)	-	-	-	(1,388,881)

Expenses settled by stock	414,275	414	137,986	-	-	-	138,400

Related party expenses settled by stock	584,437	584	213,607	-	-	-	214,191

Stock to be issued	-	-	-	225,141	-	-	225,141

Net loss	-	-	-	-	(3,318,910)	-	(3,318,910)

Balance - September 30, 2006	36,523,700	36,523	11,900,390	225,141	(16,103,239	(562,177	(4,503,3610

Foreign currency translation adjustment	-	-	-	-	-	130,050	130,050

Stock issued on subscriptions for cash	9,866,775	9,867	4,827,818	(131,699)	-	-	4,705,986

Cost of raising capital	-	-	(1,252,366)	-	-	-	(1,252,366)

Issuance of shares to related party	1,230,604	1,230	576,725	-	-	-	577,955

Stock to be issued for cash	-	-	-	437,224	-	-	437,224

Net loss	-	-	-	-	(3,120,011)	-	(3,120,011)

Balance - September 30, 2007	47,621,079	$47,621	$16,052,566	$530,666	$(19,223,250)	$(432,127)	$(3,024,524)

The accompanying notes are an integral part of these consolidated financial statements.

Organic Recycling Technologies, Inc.
(formerly EAPI Entertainment, Inc.)
Consolidated Statement of Cash Flows
(Unaudited)

	12 Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,120,011)	$(3,318,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,490	1,359
Stock issued for services	577,955	443,070
Forgiveness of debt	(750,000)	-
Stock issued to related parties	-	352,334
Increase in non-trade receivables	(43,018)	(23,015)
Decrease in deposits	-	335,000
(Increase) Decrease in prepaid expenses	(14,526)	266,690
Increase in accounts and fees payable	(32,098)	336,824
Increase in due to related parties	174,362	-
Increase in payables and accrued expenses	1,343,598	525,985
NET CASH USED IN OPERATING ACTIVITIES	(1,861,248)	(1,080,665)

INVESTING ACTIVITIES
Purchase of equipment	(8,206)	(5,141)
NET CASH USED IN INVESTING ACTIVITIES	(8,206)	(5,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	3,890,844	1,494,820
Proceeds of short term notes from related parties	369,050	375,710
Repayments of short term notes to related parties	(1,821,476)	(803,165)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,438,419	1,067,365

EFFECT OF FOREIGN CURRENCY TRANSLATION	130,050	3,163

INCREASE (DECREASE) IN CASH	699,014	(15,278)

CASH AT THE BEGINNING OF THE PERIOD	62,351	77,628

CASH AT THE END OF THE PERIOD	$761,365	$62,350

SUPPLEMENTALDISCLOSURES
Noncash Investing and Financing Activities
Stock subscriptions issued in exchange for short term notes from related parties	$-	$-
Stock subscriptions issued in exchange for payables and fees from related parties	$577,955	$214,191
Stock subscriptions issued in exchange for consulting contract	$-	$138,400

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 13.   EXHIBITS

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation dated February 5, 2001 (4)
3.2	Amended and Restated Bylaws dated January 8, 2001 (4)
4.1	Specimen Stock Certificate for Shares of Common Stock of the Company (2)
10.1	Lease Agreement dated December 12, 2001 (4)
10.2	License and Distribution Agreement between 529473 B.C. Ltd. and Duro Enzyme Solutions Inc. (U.S.), as amended, dated September 21, 2000 (3)
10.3	Research and Development Services Agreement between 529473 B.C. Ltd. and Duro Enzyme Solutions Inc. (Canada), as amended, dated September 21, 2000 (1)
10.4	Research and Development Services Agreement between 529473 B.C. Ltd. and Duro Enzyme Solutions Inc. (U.S.), as amended, dated September 21, 2000 (1)
10.5	Termination of License Agreements between the Duro Enzyme Solutions Inc. (Nevada), Duro Enzyme Solutions Inc. (B.C.) and 529473 B.C. Ltd. dated May 5, 2003 (6)
10.6	Agreement with Waste Consultants Limited dated April 6, 2005
10.7	Consulting Agreement with HDR Brown Vence and Associates, Inc., dated June 14, 2006
10.8	Agreement with Foshan Public Utility Management Chinese Company dated June 21, 2005
10.9
Joint Venture Agreement entered into on September 28, 2005 between Organic Recycling Technologies (China) Inc., a wholly-owned subsidiary of the Company and Chongquing Jinxibeina Complete Equipment Imp. & Exp. Co.

10.10	Consulting Agreement with Milverton Capital Corporation dated March 1, 2005, and renewals thereto
14.1	Code of Ethics
16.1	Letter from BDO Dunwoody, Chartered Accountants, to the U.S. Securities and Exchange Commission (5)
16.2	Letter from Raber Mattuck, Chartered Accountants, to the U.S. Securities and Exchange Commission (5)
21.1	List of Subsidiaries ◊
23.1	Independent Auditor's Consent *
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith
◊	Previously Filed
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

ORGANIC RECYCLING TECHNOLOGIES INC.

By:	/s/ Edwin Kroeker
Edwin Kroeker
Chief Executive Officer, President and Director

Date:	January 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Edwin Kroeker
Edwin Kroeker
President and Chief Executive Officer
(Principal Executive Officer), Director

Date:	January 31, 2008

By:	/s/ Chad Burback
Chad Burback
Chief Financial Officer
(Principal Financial Officer), Treasurer, Director

Date:	January 31, 2008

By:	/s/ Michael D. Brown
Michael D. Brown
Director

Date:	January 31, 2008

By:	/s/ Peter Gardner
Peter Gardner
Director & Secretary

Date:	January 31, 2008