Form 10QSB
period 2007-12-31
Organic Recycling Technologies Inc.
filed 2008-02-14
CIK 1040227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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
Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of February 11, 2008, 54,057,156 shares of common stock, par value $0.001 were issued and outstanding.

Transitional Small Business Disclosure Format (Check One):
Yes ☐     No ☒

ORGANIC RECYCLING TECHNOLOGIES, INC.

TABLE OF CONTENTS
Report on Form 10-QSB
For the quarter ended
December 31, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Organic Recycling Technologies, Inc. and Subsidiaries
(Formerly EAPI Entertainment Inc.)
Consolidated Balance Sheet
(Unaudited)

December 31, 2007

ASSETS

Current assets
Cash	$534,722
Non-trade receivable	80,040
Prepaid expenses	103,799
Total current assets	718,561

Net capital assets	48,304
Total other assets	48,304

TOTAL ASSETS	$766,865

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
Accounts and fees payable	$747,887
Payable and accrued expenses	2,122,591
Common stock to be issued	609,593
Due to related parties	-
Short term notes to related parties	332,113
Total current liabilities	3,812,184

TOTAL LIABILITIES	3,812,184

Shareholders' deficiency
Preferred stock, 40,000,000 shares authorized, $0.001par value, 0 shares outstanding	-
Common stock, 500,000,000 authorized, $0.001 par value, 52,593,530 outstanding, respectively	52,594
Paid in capital	17,699,624
Accumulated comprehensive loss	(487,392)
Accumulated deficit	(20,310,145)
Total shareholders' deficiency	(3,045,319)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$766,865

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Organic Recycling Technologies, Inc. and Subsidiaries
(Formerly EAPI Entertainment Inc.)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended December 31,
	2007	2006

Revenues	$-	$-

Expenses
Advertising	18,589	503,625
Depreciation	651	643
Consulting and professional fees	994,378	489,064
Rent, utilities and telephone	48,543	18,335
Office and administration	5,667	4,168
Investor relations & communication	4,652	1,305
Travel, meals and entertainment	13,461	9,967
Insurance & Licenses	-	2,507
Stock based compensation expense	-	59,193
Total expenses	1,085,941	1,088,807

Loss from operations	(1,085,941)	(1,088,807)

Other income (expense)
Interest expense	(955)	(29,069)
Total other income (expenses)	(955)	(29,069)

Net loss	$(1,086,896)	$(1,117,876)

Other comprehensive income (loss)
Foreign currency translation adjustment	(21,735)	194,965

Comprehensive loss	$(1,108,631)	$(922,911)

Loss per common share - basic and diluted	$(0.02)	$(0.03)

Weighted average shares outstanding during the period - basic and diluted	52,049,925	38,586,831

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Organic Recycling Technologies, Inc. and Subsidiaries
(Formerly EAPI Entertainment Inc.)
Consolidated Statements of Shareholders’ Deficiency
For the three months ended December 31, 2007
(Unaudited)

	Common Stock				Accumulated
	Shares	Amount	Paid in Capital	Common Stock to be Issued	Other Comprehensive Loss	Accumulated Deficit	Totals

Balance - September 30, 2007	47,621,079	$47,621	$16,052,567	$530,666	$(432,127)	$(19,223,249)	$(3,024,522)

Foreign currency translation adjustment	-	-	-	-	(55,265)	-	(55,265)

Stock issued on subscriptions for cash	1,672,451	1,673	825,357	-	-	-	827,030

Issuance of shares to related party	3,300,000	3,300	821,700	-	-	-	825,000

Stock to be issued for cash	-	-	-	78,927	-	-	78,927

Net loss	-	-	-	-	-	(1,086,896)	(1,086,896)

Balance - December 31, 2007	52,593,530	$52,594	$17,699,624	$609,593	$(487,392)	$(20,310,145)	$(2,435,726)

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Organic Recycling Technologies, Inc. and Subsidiaries
(Formerly EAPI Entertainment Inc.)
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,086,896)	$(1,117,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	651	643
Stock issued for services	-	698,288
Increase in non-trade receivables	(14,008)	(3,718)
Increase in prepaid expenses	(39,272)	(61,111)
Increase in expenses relating to capital projects	(39,458)	-
Increase in accounts and fees payable	373,695	12,478
Decrease in payables and accrued expenses	(294,548)	(490,212)
NET CASH USED IN OPERATING ACTIVITIES	(1,099,835)	(961,509)

INVESTING ACTIVITIES
Purchase of equipment	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,730,958	704,347
Proceeds from short term notes from related parties	-	651,147
Payments of short term notes to related parties	(802,500)	(660,996)
NET CASH PROVIDED BY FINANCING ACTIVITIES	928,458	694,499

EFFECT OF FOREIGN CURRENCY TRANSLATION	(55,265)	194,965

NET DECREASE IN CASH	(226,643)	(72,046)

CASH AT THE BEGINNING OF THE PERIOD	761,365	62,351

CASH AT THE END OF THE PERIOD	$534,722	$(9,695)

SUPPLEMENTAL DISCLOSURES
Non-cash Investing and Financing Activities
Stock subscriptions issued in exchange for short term notes from related parties	$-	$-
Stock subscriptions issued in exchange for payables and fees from related parties	$-	$140,941
Stock subscriptions issued in exchange for consulting contract	$-	$555,821

The accompanying notes are an integral part of these consolidated unaudited financial statements.

ORGANIC RECYCLING TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Organic Recycling Technologies Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 15, 1995 under the name Home. Web, Inc. The Company’s current business activities, which began in the second quarter of 2005, include partnering with technology leaders to utilize and apply waste management and recycling technologies and bring these technologies to the forefront through application in today’s waste crisis. This positively impacts the world’s environment and creates a clean and healthy global community for the next generation in a way, which provides environmental and financial benefits to all our stakeholders. The Company is seeking to acquire revenue generating businesses or projects with long term potential that will enable the Company to generate revenues to fund the current business plan in the waste management and recycling market. Effective July 7, 2005, the Company changed its name from EAPI Entertainment, Inc. to Organic Recycling Technologies Inc.

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

Organic Recycling Technologies, Inc.
Organic Recycling Management, Inc.
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
DECEMBER 31, 2007
(continued)

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

Advertising and Marketing Cost

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the three months ended December 31, 2007 and 2006 amounted to $18,589 and $503,625, respectively.

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

Comprehensive Income (Loss)

The foreign currency translation gains (losses) resulting from the translation of the financial statements of the Company’s subsidiaries expressed in Canadian dollars to United States dollars are reported as Comprehensive income (loss) in the consolidated statements of operations and other comprehensive loss as Accumulated other comprehensive loss in the consolidated balance sheet and the consolidated statements of shareholders’ deficiency.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Duro Enzyme Solutions, Inc. – Canada and its five subsidiaries as well as EAPI Center Inc., is Canadian Dollar. The December 31, 2007 financial statements of the Company were translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transactions occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder’s equity as other comprehensive income or (loss). Foreign currency transaction gains and losses are included in consolidated statements of operations and comprehensive loss. During the three months periods ended December 31, 2007, the Company recorded a foreign currency translation loss of $21,735 compared to a gain of $194,965 during the same period of 2006.

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
DECEMBER 31, 2007
(continued)

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
DECEMBER 31, 2007
(continued)

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement will not have a material impact on our consolidated financial statements.

Reclassification

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on the previously issued financial statements of the Company.

NOTE 2:         RELATED PARTY TRANSACTIONS

The Company’s affiliates provided consulting and business advisory services to the Company. A total of $728,187 and $345,453 were incurred and accrued for the three months period ended December 31, 2007 and 2006, respectively, in consulting services provided by two (2) companies which are owned and controlled by a shareholder and creditor of the Company that the SEC classifies as a promoter. Short-term loans of $0 and $651,147 were advanced to the Company by the related parties as of December 31, 2007 and 2006, respectively. The interest rate for the notes is 10% per annum. Total repayments of these short-term notes to the related parties were $802,500 and $660,996 for the three months ended December 31, 2007 and 2006, respectively. The total amount owed to the companies controlled by this promoter amounted to $332,113 and $1,322,185 as of December 31, 2007 and September 30, 2007. The funds were used for operations of the Company.

For the three months ended December 31, 2007, seven related parties (Board Members, Officers, Management or affiliated companies) charged the Company $905,199 in business consulting and advisory fees. Of the amounts invoiced to the Company by these related parties, $771,950 was paid in cash and the balance was accrued in short term liabilities.

NOTE 3:         COMMON STOCK

During the three months ended December 31, 2007, the Company sold under private placements 1,672,451 shares of common stock pursuant to stock subscription agreements and received cash proceeds of $827,030 net of cost of raising capital of $43,507. The Company sold 3,300,000 shares of common stock valued at $825,000 to a related party for cash. The common shares were values at the market price on the date of issuance. The Company sold 137,000 common shares under private placements and received cash proceeds of $78,927. The Company has not issued 137,000 shares of common stock as of December 31, 2007.

ORGANIC RECYCLING TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(continued)

During the three months ended December 31, 2007 in connection with the common stock subscription agreements, the Company issued warrants to purchase 4,972,451 shares of common stock. No warrants were exercised or expired in the quarter. At December 31, 2007, a total of 33,554,756 warrants remain unexercised. The fair value of the warrants issued during the three months ended December 31, 2007, at the time of issuance, was immaterial based upon the Company's calculations using the Black-Scholes model. The Company extended the terms of the warrants expiration date by twelve months from the date of issuance. The remaining warrants outstanding at December 31, 2007 are:

Exercise Price	Warrants Issued
CDN $0.10	10,000
CDN $0.25	810,000
CDN $0.35	470,000
CDN $0.65	55,000
CDN $0.75	220,500
CDN $1.00	196,207
US $0.08	10,000
US $0.28	4,000
US $0.30	4,523,583
US $0.35	3,034,000
US $0.40	114,550
US $0.50	2,775,626
US $0.55	755,743
US $0.60	2,728,723
US $0.66	220,000
US $0.70	2,027,652
US $0.75	14,988,182
US $1.00	586,018
US $1.25	24,972
Total	33,554,756

NOTE 4:         GOING CONCERN

The accompanying condensed consolidated unaudited financial statements have been prepared assuming that the Company will continue as a going concern. During the three months ended December 31, 2007, the Company incurred a net loss of $1,086,896, used net cash of $1,099,835 in operating activities, had a working capital deficiency of $3,093,623 and a shareholders' deficiency of $3,045,319. This raises a substantial doubt about the Company’s ability to continue as a going concern.

The Company is pursuing and developing a new business plan. The Company is partnering with technology leaders to utilize and apply waste management and recycling technologies and bring these technologies to the market place. The Company is seeking to acquire revenue generating businesses or projects with long term potential in the waste management and recycling industries that will enable the Company to generate revenues to fund the new business plan. The Company anticipates it will raise funds through debt issuance or through the generation of revenue and achieving profitable operations. The Company will also continue to pursue acquisitions and joint ventures, to strengthen both its balance sheet and cash flows.

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

NOTE 5:         SUBSEQUENT EVENTS

The Company issued 1,463,626 shares of common stock pursuant to stock subscription agreements and received $706,959 in cash proceeds subsequent to December 31, 2007. The Company issued 837,626 warrants to purchase the common stock at an exercise price of $0.75 within one year from the date of grant.

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

INDUSTRY BACKGROUND

The environmental technology business is undergoing fundamental changes. There is no single solution to the environmental crises that are happening throughout the world every day, whether that be climate change, water supply, energy supply or waste disposal. Firstly, the vast growth that is happening throughout Asia has created new demands and new opportunities. Countries such as China and India are emerging from third world status into modern industrial consumer states. The governments in these countries are turning their attention to dealing with the environmental changes being created by the newly emerging industrial and consumer societies and they are seeking ways to protect their environment.  Secondly, the global climate change movement is putting pressure on all levels of government throughout the industrialized nations to reduce the emissions of greenhouse gases such as carbon dioxide and methane gas which is emitted from conventional landfills.

The environmental technology industry is highly competitive; however, opportunities exist for start up companies that have strong connections with technology and financial partners and who have innovative technologies and solutions to address these various environmental challenges facing the world today. While the company has assembled a strong team of partners for the business, there is no guarantee of success in respect to the Company’s ability to conclude successfully any particular business venture that it may embark upon within the industry.

BUSINESS STRATEGY

The Company is working with its technology partner, HDR Engineering Inc., one of the world’s leading multi-disciplinary engineering companies, to provide a range of cutting-edge solutions to the environmental crises which exist in every community today.  Worldwide problems in dealing with various forms of waste management continue to grow, as does the need for the utilization of new and improved technologies that allow for a more environmentally efficient utilization of air, water, and energy resources. Issues such as global warming and environmental pollution increase the need for various methods to deal with all elements of the environment in ways that are constantly undergoing innovation and refinement. For example, as landfills near capacity and, in some cases, are shut down, and as composting is severely limited in its application, the need for new approaches to waste management is constant. These problems exist in North America and throughout the rest of the world. The industrial and population base continues to grow and, in many cases, the infrastructure for addressing environmental challenges is less developed; therefore, the need for, and opportunities for, solutions continue to grow. China is one of the greatest examples of this situation and for that reason the Company has placed part of its focus on that country.

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

Marketing Environmental Technologies

The Company is exploring various opportunities to market environmental technologies through the development of its environmental technology centers. The Company is at the initial stages of this activity. Each of these environmental technology centers is a facility that uses leading-edge technologies to handle and solve the needs for the four elements of the environment in your community. These four elements are Earth, Air, Fire, and Water.

The Earth side includes all aspects of waste management including collection, transportation, sorting and depackaging, recycling and reuse and finally, disposal of residuals. The production of revenue-producing end products such as pellet fuel, biogas, ethanol, soil fertilizers, and recycle products is important. The Air element of this center is focused on leading-edge technologies for air pollution reduction, reduction of greenhouse gases, and the production of green electricity through wind energy.  The Fire element further expands this focus on air quality enhancement in your community by using technologies that capture and utilize methane gas from existing landfills and that reduce the use of carbon emitting fossil fuels by bringing in alternative energy from solar power, geothermal power, tidal power, biofuels and biogases and other appropriate hybrid electrical systems that may apply in the community. Lastly, the Water element employs technologies that use leading-edge solutions for water purification, wastewater treatment, seawater desalination and even cleanup of receiving waters where necessary.

PLAN OF OPERATION

The Company’s plan of operation for the next twenty-four months is summarized as follows:

•
The Company’s mission is to locate, integrate and implement its environmental technology centers with the objective of creating a cleaner and healthier global environment and capitalizing on profitable opportunities for our shareholders. The Company is currently evaluating a number of projects in China, in the Middle East and in North America. No agreements have been concluded and therefore capital requirements remain unknown.

•
The Company has further commenced negotiations to create an environmental fund in China (The Fund Project) as a potential financing vehicle to assist it with implementation of its above mentioned projects.

•	The Company has retained HDR to conduct certain feasibility studies with respect to wind power alternative energy project opportunities in China.

•
The Company intends to expand its operations into the Middle East and into several regions of North America over the next 12 months; to that end, early discussions are currently underway with a number of communities with the goal of creating regional environmental technology centers that address all elements of the environment in those communities.

Over the next twelve months, the Company estimates that it will require approximately $5,000,000 to pursue its stated plan of operation. Of this amount approximately, $2,500,000 will be comprised of overhead expenses. The actual amounts required will depend on whether the Company commences building waste facilities under its joint venture agreement with CJCE or elsewhere in the next twelve months. Readers are cautioned that our actual expenditures and financial requirements during this period may be greater than or less than the amounts that we have estimated herein. The Company is also continuing to seek out new business opportunities, and may find new opportunities which have not been accounted for in the Company’s budget estimates.

Results of Operations for the three months periods ended December 31, 2007 and 2006

Revenues:

To date, the Company has not earned revenues from its organic recycling and waste management business, and there is no assurance that the Company will be able to do so in the future. The Company continues to be in a development stage of its business and its ability to ultimately generate revenues is subject to the ability of the Company to obtain additional financing and to successfully develop its business, of which there are no assurances.

Operating Costs and Expenses:

Operating expenses for the three months ended December 31, 2007 were $1,085,941 compared to $1,088,807 for the same period in 2006. Although operating expenses in total remained relatively the same, the Company increased consulting and professional fees expense by $505,314 during the three months ended December 31, 2007 when compared to the same period in 2006 by hiring consultants in seeking business advisory services towards its recycling business. Such increases were offset by reduction of $485,036 in advertising and market awareness expense and $59,193 in stock based compensation expense during the three months ended December 31, 2006 when compared to the same period in 2007.

Interest expense for the three months period ended December 31, 2007 was $955 compared to $29,069 for the same period in 2006. Interest expense decreased as a result of the Company making a loan payment to a shareholder and related party amounting to $802,500 during the three months ended December 31, 2007.

As a result, the Company recorded a loss of $1,086,896 during the three months ended December 31, 2007 compared to a net loss of $1,117,876 for the same period in 2006. The Company expects its operating expenses to continue to increase over the next twelve months as it continues to pursue its plan of operation. If the Company is successful in its efforts with respect to any or all portions of its plan of operation for the next twelve months, of which there is no assurance, the Company expects its operating expenses to increase even further.

Liquidity and Capital Resources

The Company’s principal capital requirements during the fiscal 2007 are to fund the internal operations and acquire profitable growth oriented businesses. The Company plans to continue to raise necessary funds by selling its own common shares to selected accredited investors and bringing in business partners whose contributions include the necessary cash. In view of low borrowing interest rates, the Company continues to actively pursue additional credit facilities with accredited investors and financial institutions as a means to obtain new funding. The Company’s management estimates that it currently does not have the necessary funds to operate for the next twelve months without raising additional capital.

As shown in the accompanying financial statements, the Company incurred a net loss of $1,086,896 for the three months period ended December 31, 2007 as compared to a net loss of $1,117,876 for the same period in 2006. Additionally, the Company’s current liabilities exceeded its current assets by $3,093,623 at December 31, 2007. These factors and the Company’s inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about the Company's ability to continue as a going concern. Furthermore, the Company’s independent auditors have issued a going concern opinion on the Company’s audited financial statements for the fiscal year ended September 30, 2007 as the Company did not have sufficient funds available to operate for the next twelve months.

The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

Operating activities: Net cash used in operating activities during the three months period ended December 31, 2007 amounted to $1,099,836 primarily due to the loss of $1,086,896 recorded by the Company, increase in non-trade receivables of $14,008, increase in prepaid expenses of $39,272, increase of 39,458 in expense relating to capital projects, increase in accounts and fees payable of $373,695 and decrease in payables and accrued expenses of $294,548.

Financing activities: Net cash provided by financing activities during the three months period ended December 31, 2007, amounted to $928,458. The Company received cash proceeds of $1,730,958 from sale of its common stock to accredited investors and a related party. During the three months period ended December 31, 2007, the Company paid a short term loan to a related party amounting to $802,500.

The Company lost $55,265 in cash during the three months period ended December 31, 2007 as a result of the effect of foreign currency translations.

Due to the above activities, the net decrease in cash amounted to $226,643 during the three months period ended December 31, 2007. The Company’s cash and cash equivalents balance at December 31, 2007 was $534,722 compared to cash and cash equivalents balance of $761,365 at September 30, 2007. The decrease in the Company's working capital deficit as of December 31, 2007 was largely a result of decrease in the Company's amounts payable to related parties during the three months ended December 31, 2007.

The Company has estimated that it will require approximately $5,000,000 over the next twelve months to pursue its plan of operation. This amount is well in excess of our existing financial resources and the Company will need to obtain substantial financing in order to pursue our plan of operation for the next twelve months. The Company is currently seeking private equity financing, however it does not have any financing arrangements in place and there is no assurance that it will be able to obtain financing on terms acceptable to it or at all.  Further, due to the Company's substantial working capital deficit and its current inability to generate revenues, there is no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations.

CRITICAL ACCOUNTING POLICIES

Effect of Fluctuations in Foreign Exchange Rates

The Company’s reporting currency is the US dollar and the functional currency is the Canadian dollar. Currently, the Company’s primary operations are located in Canada. Transactions in Canadian dollars have been translated into U.S. dollars using the current rate method, such that assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenue and expenses are translated at the average rates of exchange during the appropriate fiscal period. As a result, the carrying value of the Company’s investments in Canada is subject to the risk of foreign currency fluctuations. Additionally, any revenues received from the Company’s international operations in other than US dollars will be subject to foreign exchange risk.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement will not have a material impact on our consolidated financial statements.

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

PART II.      OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

None.

ITEM 2.         UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the three months period ended December 31, 2007, the Company a) sold through, a Regulation S offering, 1,672,451 shares of common stock for net cash proceeds of $827,030 and b) sold 3,300,000 shares of common stock to a related party (who under the Securities and Exchange Act of 1933 (the “Act”) may be deemed a “promoter”) for cash proceeds of $825,000. The Company has not issued 137,000 shares of common stock for which it received $78,927 from investors as of December 31, 2007. All common stock sold during the three months period ended December 31, 2007 were sold pursuant to exemption from registration under Regulation S and/or Section 4(2) of the Act.

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANIC RECYCLING TECHNOLOGIES INC.
(Formerly EAPI ENTERTAINMENT, INC.)

Date: February 14, 2008	/s/ Edwin Kroeker
Name: Edwin Kroeker
Title: Chief Executive Officer and President

Date: February 14, 2008	/s/ Chad Burback
Name: Chad Burback
Title: Chief Financial Officer and Treasurer