Form 10QSB
period 2008-03-31
Organic Recycling Technologies Inc.
filed 2008-05-06
CIK 1040227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of April 21, 2008, 63,791,765 shares of common stock, par value $0.001 were issued and outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes ☐     No ☒

ORGANIC RECYCLING TECHNOLOGIES, INC.

TABLE OF CONTENTS
Report on Form 10-QSB
For the quarter ended
December 31, 2007

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet as of March 31, 2008 (Unaudited)	3

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and six months periods ended March 31, 2008 and 2007 (Unaudited)	4

Condensed Consolidated Statement of Shareholder’s Deficit for the six months period ended March 31, 2008 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the six months periods ended March 31, 2008 and 2007 (Unaudited)	6

Notes to the Condensed Consolidated Financial Statements as of March 31, 2008 (unaudited)	7 - 11

Item 2. Management’s Discussion and Analysis or Plan of Operation	12

Item 3. Risk Factors	16

Item 4. Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults upon Senior Securities	17

Item 4. Submission of Matters to Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits and Reports on Form 8-K	17

Signatures	17

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Organic Recycling Technologies, Inc. and Subsidiaries
(Formerly EAPI Entertainment Inc.)
Consolidated Balance Sheet
(Unaudited)

March 31, 2008

ASSETS

Current assets
Cash and cash equivalents	$364,622
Non-trade receivable	83,946
Prepaid expenses	127,433
Total current assets	576,001

Net capital assets	91,307
Total other assets	91,307

TOTAL ASSETS	$667,308

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
Accounts and fees payable	671,767
Payable and accrued expenses	803,613
Common stock to be issued	1,423,925
Due to related parties	-
Short term notes to related parties	199,023
Total current liabilities	3,098,328

TOTAL LIABILITIES	3,098,328

Shareholders' deficiency
Preferred stock, 40,000,000 shares authorized $0.001 par value, 0 shares outstanding	$-
Common stock, 500,000,000 authorized, $0.001 par value, 58,587,637 and 47,621,079 outstanding, respectively	58,588
Paid in capital	20,183,700
Accumulated comprehensive loss	(436,476)
Accumulated deficit	(22,236,832)
Total shareholders' deficiency	(2,431,020)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$667,308

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Organic Recycling Technologies, Inc. and Subsidiaries
(Formerly EAPI Entertainment Inc.)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Revenues	$-	$-	$-	$-

Expenses
Advertising	211,668	4,985	230,257	508,610
Depreciation	693	643	1,345	1,285
Consulting and professional fees	1,477,387	416,192	2,471,764	905,256
Rent, utilities and telephone	22,186	17,290	70,729	35,625
Office and administration	4,707	2,251	10,374	6,419
Investor relations & communication	189,556	1,020	194,208	2,325
Travel, meals and entertainment	19,839	18,434	33,300	28,401
Insurance & licenses	-	-	-	2,507
Stock based compensation expense	-	32,945		92,138
Total expenses	1,926,036	493,760	3,011,977	1,582,567

Loss from operations	(1,926,036)	(493,760)	(3,011,977)	(1,582,567)

Other income (expense)
Interest expense	(650)	(26,976)	(1,605)	(56,045)
Total other income (expenses)	(650)	(26,976)	(1,605)	(56,045)

Net loss	$(1,926,686)	$(520,736)	$(3,013,582)	$(1,638,612)

Other comprehensive income (loss)
Foreign currency translation adjustment	17,386	(66,023)	(4,349)	128,942

Comprehensive loss	$(1,909,301)	$(586,759)	$(3,017,931)	$(1,509,670)

Loss per common share - basic and diluted	$(0.04)	$(0.01)	$(0.06)	$(0.04)

Weighted average shares outstanding during the period - basic and diluted	54,456,193	40,264,599	53,354,205	39,416,497

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Organic Recycling Technologies, Inc. and Subsidiaries
(Formerly EAPI Entertainment Inc.)
Consolidated Statements of Shareholders’ Deficit
For the three months ended March 31, 2008
(Unaudited)

				Accumulated
				Other
	Common stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total

Balance - September 30, 2007	47,621,079	$47,621	$16,052,566	$(432,127)	$(19,223,250)	$(3,555,190)

Foreign currency translation adjustment	-	-	-	(4,349)	-	(4,349)

Sale of stock for cash	7,316,542	7,317	3,137,276	-	-	3,144,593

Sale of stock to related party	3,300,000	3,300	821,700	-	-	825,000

Shares to be issued for settlement of debt to related party	350,016	350	172,158	-	-	172,508

Net loss	-	-	-	-	(3,013,582)	(3,013,582)

Balance - March 31, 2008	58,587,637	$58,588	$20,183,700	$(436,476)	$(22,236,832)	$(2,431,020)

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Organic Recycling Technologies, Inc. and Subsidiaries
(Formerly EAPI Entertainment Inc.)
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Periods Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,013,582)	$(1,638,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	693	1,285
Stock to be issued to related party for settlement of debt	726,946	778,546
Increase in non-trade receivables	(17,914)	(8,471)
(Increase) Decrease in prepaid expenses	(62,906)	(94,398)
Increase in accounts and fees payable	291,598	79,045
Increase in payables and accrued expenses	(1,419,979)	(660,488)
NET CASH USED IN OPERATING ACTIVITIES	(3,495,142)	(1,543,092)

INVESTING ACTIVITIES
Purchase of equipment	(82,503)	-
NET CASH USED IN INVESTING ACTIVITIES	(82,503)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	3,969,593	1,392,780
Proceeds of short term notes from related parties	-	1,207,271
Repayments of short term notes to related parties	(784,342)	(1,214,152)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,185,251	1,385,899

EFFECT OF FOREIGN CURRENCY TRANSLATION	(4,349)	128,942

DECREASE IN CASH	(396,743)	(28,251)

CASH AT THE BEGINNING OF THE PERIOD	761,365	62,351

CASH AT THE END OF THE PERIOD	$364,622	$34,100

SUPPLEMENTAL DISCLOSURES
Non cash Investing and Financing Activities
Stock subscriptions issued in exchange for short term notes from related parties	$(1,217,815)	$-
Stock subscriptions issued in exchange for payables and fees from related parties	$1,051,502	206,753
Stock subscriptions to be issued	$893,259	$571,793
	726,946	778,546

The accompanying notes are an integral part of these consolidated unaudited financial statements.

ORGANIC RECYCLING TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008

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
MARCH 31, 2008
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

Advertising and Marketing Cost

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the three months and six months ended March 31, 2008 were $211,668, $230,257 compared to $4,985 and $580,610 for the same periods in 2007, respectively.

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Duro Enzyme Solutions, Inc. – Canada and its five subsidiaries as well as EAPI Center Inc., is Canadian Dollar. The March 31, 2008 financial statements of the Company were translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transactions occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder’s equity as other comprehensive income or (loss). Foreign currency transaction gains and losses are included in consolidated statements of operations and comprehensive loss. During the three months six months periods ended March 31, 2008, the Company recorded a foreign currency translation gain of $17,386 and translation loss of $4,349, compared to translation loss of $66,023 and translation gain of $128,942 for the same periods of 2007.

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
MARCH 31, 2008
(continued)

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

In compliance with FAS No. 148, for the fiscal year 2007, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

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
MARCH 31, 2008
(continued)

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

NOTE 2:         RELATED PARTY TRANSACTIONS

The Company’s affiliates provided consulting and business advisory services to the Company. A total consulting services expense of $876,787 and $1,587,426 was incurred and accrued in consulting services by the related parties for the three months period and six months periods ended March 31, 2008 compared to total expense of $310,744 and $621,487 for the same periods in 2007. Consulting services were provided by two (2) companies which are owned and controlled by a shareholder and creditor of the Company that the SEC classifies as a promoter.

Short-term notes and advances of $1,051,501 were advanced to the Company by the related parties during the six months ended March 31, 2008. The interest rate for the notes is 10% per annum. Total repayments of these short-term notes to the related parties were $2,174,665 for the six months ended March 31, 2008. As of March 31, 2008, the total short term loans outstanding to the companies controlled by this promoter amounted to $199,023. The funds were used for the operations of the Company.

For the six months ended March 31, 2008, seven related parties (Board Members, Officers, Management or affiliated companies) charged the Company $338,177 in business consulting and advisory fees. Of the amounts invoiced to the Company by these related parties, $223,162 was paid in cash and the balance was accrued in short term liabilities.

ORGANIC RECYCLING TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly EAPI ENTERTAINMENT, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2008
(continued)

NOTE 3:         COMMON STOCK

During the six months period ended March 31, 2008, the Company issued a total of 10,966,558 shares of common stock pursuant to stock subscription agreements and received net cash proceeds of $3,969,593. Of these shares issued, the Company sold 416,894 common shares under private placements and received cash proceeds of $202,208. The Company has not issued the 416,894 shares of common stock as of March 31, 2008. The company also issued 350,016 to settle outstanding debt of $172,508 from a related party.

On February 12, 2008, the Company agreed to issue 5,000,000 shares of its common stock to a related party, at the fair value to settle notes payable of $1,221,717. The common shares were not issued as of March 31, 2008.

During the six months ended March 31, 2008 in connection with the common stock subscription agreements, the Company issued warrants to purchase 8,392,921 shares of common stock. No warrants were exercised or expired in the quarter. At March 31, 2008, a total of 36,977,226 warrants remain unexercised. The fair value of the warrants issued during the quarter, at the time of issuance, was immaterial based upon the Company's calculations using the Black Scholes model. The Company extended the terms of the warrants expiration date by twelve months from the date of issuance. The remaining warrants outstanding at March 31, 2008 are:

Exercise Price	Warrants Issued
CDN $0.10	10,000
CDN $0.25	810,000
CDN $0.35	470,000
CDN $0.65	55,000
CDN $0.75	220,500
CDN $1.00	196,207
US $0.08	10,000
US $0.28	4,000
US $0.30	4,523,583
US $0.35	3,034,000
US $0.40	114,550
US $0.50	2,775,626
US $0.55	755,743
US $0.60	2,728,723
US $0.66	220,000
US $0.70	2,027,652
US $0.75	18,408,652
US $1.00	586,018
US $1.25	24,972
Total	36,977,226

NOTE 4:         GOING CONCERN

The accompanying condensed consolidated unaudited financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $3,013,582, and a negative cash flow from operations of $3,495,142 for the six months ended March 31, 2008, a working capital deficiency of $2,522,327 and a shareholders' deficiency of $2,431,020 as of March 31, 2008.  This raises a substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5:         SUBSEQUENT EVENTS

The Company issued 5,000,000 shares of common stock to a related party pursuant to an agreement dated February 12, 2008, at fair market value to settle notes payable of $1,221,717. The Company issued 204,128 shares of common stock pursuant to stock subscription agreements and received $107,200 in cash proceeds subsequent to March 31, 2008. The Company also issued warrants to purchase the common stock at an exercise price of $3.00 for the 5,000,000 shares and $0.75 for the 204,128 shares respectively, within one year from the date of grant.

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

INDUSTRY BACKGROUND

The environmental technology business is undergoing fundamental changes. There is no single solution to the environmental crises that are happening throughout the world every day, whether that is climate change, water supply, energy supply or waste disposal. Firstly, the vast growth that is happening throughout Asia has created new demands and new opportunities. Countries such as China and India are emerging from third world status into modern industrial consumer states. The governments in these countries are turning their attention to dealing with the environmental changes being created by the newly emerging industrial and consumer societies and they are seeking ways to protect their environment.  Secondly, the global climate change movement is putting pressure on all levels of government throughout the industrialized nations to reduce the emissions of greenhouse gases such as carbon dioxide and methane gas which is emitted from conventional landfills.

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

BUSINESS STRATEGY

The Company is working with HDR Engineering Inc., one of the world’s leading multi-disciplinary engineering companies, to provide a range of cutting-edge solutions to the environmental crises which exist in every community today.  Worldwide problems in dealing with various forms of waste management continue to grow, as does the need for the utilization of new and improved technologies that allow for a more environmentally efficient utilization of air, water, and energy resources. Issues such as global warming and environmental pollution increase the need for various methods to deal with all elements of the environment in ways that are constantly undergoing innovation and refinement. For example, as landfills near capacity and, in some cases, are shut down, and as composting is severely limited in its application, the need for new approaches to waste management is constant. These problems exist in North America and throughout the rest of the world. The industrial and population base continues to grow and, in many cases, the infrastructure for addressing environmental challenges is less developed; therefore, the need for, and opportunities for, solutions continue to grow. China is one of the greatest examples of this situation and for that reason the Company has placed part of its focus on that country.

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

PLAN OF OPERATION

The Company’s plan of operation for the next twenty-four months is summarized as follows:

•
The Company’s mission is to locate, integrate and implement its Environmental Technology Centers with the objective of creating a cleaner and healthier global environment and capitalizing on profitable opportunities for our shareholders. The Company is currently evaluating a number of projects in China, in the Middle East and in North America.  Agreements which also include the sale of license rights to joint venture partners are currently being negotiated.

•
On March 31, 2008 the board of directors of the Company and shareholders owning approximately 51.4% of the Company’s issued and outstanding common stock, approved an amendment to the Company’s Articles of Incorporation to change the name of the Company to Global 8 Environmental Technologies, Inc. The Company has filed an Information Statement on Form 14-C with the Securities and Exchange Commission on April 2, 2008 and a Definitive Statement on Form 14-C was mailed to registered shareholders on April 17, 2008.

•
The Company has further commenced negotiations to create an environmental fund in China (The Fund Project) as a potential financing vehicle to assist it with implementation of its above mentioned projects.

•	The Company has retained HDR to conduct certain feasibility studies with respect to wind power alternative energy project opportunities in China.

•
The Company intends to expand its operations into the Middle East and into several regions of North America over the next 12 months; to that end, discussions are currently underway with a number of communities with the goal of creating regional Environmental Technology Centers that address all elements of the environment in those communities.

•
The Company intends to build a portable Environmental Technology Center to be housed in a standard highway trailer that will serve as a demonstration and educational tool to communities throughout North America.

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

Results of Operations

Revenues:

To date, the Company has not earned revenues from its organic recycling and waste management business, and there is no assurance that the Company will be able to do so in the future. The Company continues to be in the planning stage of its current business and its ability to ultimately generate revenues is subject to the ability of the Company to obtain additional financing and to successfully develop its business, of which there are no assurances.

Operating Costs and Expenses:

Operating expenses for the three months and six months ended March 31, 2008 were $1,926,036 and $3,011,977 compared to $493,760 and $1,582,567 for the same periods in 2007. Operating expenses for the three months ended March 31, 2008 increased by $1,432,276 when compared to the same period in 2007, primarily due to increase in advertising expenses of $206,682, consulting and professional fees of $1,061,194 from a renegotiated contract with a related party that the SEC defines as a promoter and increase of $188,536 in investor communications expense. Operating expenses for the six months periods ended March 31, 2008 increased by $1,431,917 when compared to the same periods in 2007 primarily due to increase in consulting and professional fees of $1,566,508, investor communications expense of $191,883 and offset by decrease of $92,138 in stock based compensation and $278,354 in advertising expenses.

Interest expense for the three months and six months periods ended March 31, 2008 was $650 and $1,605 compared to $26,976 and $56,045 for the same periods in 2007. Interest expense decreased significantly primarily due to the payment of short term notes and loans to related parties during the six months ended March 31, 2008 paid to the same related party as referred to above.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $3,013,582 for the six months period ended March 31, 2008 as compared to a net loss of $1,638,612 for the same period in 2007. Additionally, the Company’s current liabilities exceeded its current assets by $2,522,327 at March 31, 2008. These factors and the Company’s inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about the Company's ability to continue as a going concern. Furthermore, the Company’s independent auditors have issued a going concern opinion on the Company’s audited financial statements for the fiscal year ended September 30, 2007 as the Company did not have sufficient funds available to operate for the next twelve months.

The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

Operating activities: Net cash used in operating activities during the six months period ended March 31, 2008 amounted to $3,495,142 primarily due to the loss of $3,013,582 recorded by the Company, increase in stock to be issued to related party for debt settlement of $726,946, increase in non-trade receivables of $17,914, increase in prepaid expenses of $62,906, increase in accounts and fees payable of $291,598 and decrease in payables and accrued expenses of $1,419,977.

Investing activities: Net cash used in investing activities during the six months period ended March 31, 2008 amounted to $82,503 primarily due to purchase of equipment.

Financing activities: Net cash provided by financing activities during the six months period ended March 31, 2008, amounted to $3,185,251 primarily due to receipt of $3,969,593 in cash proceeds from sale of its common stock to accredited investors and related parties. The Company made cash payments of $784,342 in settlement of short term loans to related parties during the six months ended March 31, 2008.

The Company lost $4,349 in cash during the six months period ended March 31, 2008 as a result of the effect of foreign currency translations.

Due to the above activities, the net decrease in cash amounted to $396,743 during the six months period ended March 31, 2008. The Company’s cash and cash equivalents amounted to $364,622 as of March 31, 2008 compared to $34,100 at March 31, 2007. The Company's working capital deficit amounted to $2,522,327 as of March 31, 2008 largely as a result of the non-issuance common shares valued at $1,423,925 and Company's accounts and fees payable and accrued expenses, and amounts payable to related parties.

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

ITEM 3.                      RISK FACTORS

Our business depends substantially on the continuing efforts of the related party that the SEC classifies as a promoter.

Management’s ability to successfully manage the company’s affairs and to develop its’ operational business plan currently depends on efforts of a related party that the SEC terms as a promoter. Management will be relying extensively on his experience, relationships and expertise. If he should die, become disabled or otherwise cease to participate in the Company’s business, then the Company’s ability to select attractive investments and implement its’ current business strategy could become impaired. Although the individual will devote such portion of his time and attention as he believes is necessary to conduct the business and affairs of the Company, he may not devote all of his time and may be involved in other business activities. There can be no assurance that either of this individual will remain with the Company or other wise carry on his current duties with the Company.

ITEM 4.                      CONTROLS AND PROCEDURES

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

PART II.      OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months period ended March 31, 2008, the Company a) sold through a Regulation S offering, 5,993,607 shares of common stock for net cash proceeds of $2,925,971 and b) on February 1, 2008, notes payable of $1,217,815 to a related party who under the Securities and Exchange Act of 1933 (the “Act”) may be deemed a “promoter” were settled for 5 million shares. The Company has not issued the 5 million shares as of March 31, 2008.

The Company has also not issued 416,894 shares of common stock for which it received $202,208 from investors as of March 31, 2008. All common stock sold during the three months period ended March 31, 2008 were sold pursuant to exemption from registration under Regulation S and/or Section 4(2) of the Act.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 31, 2008, at a Special Meeting of Shareholders, a majority of the shareholders entitled to vote approved an Amendment to the Articles of incorporation changing the name of the Company to “Global 8 Environmental Technologies, Inc.” No proxies were solicited. After compliance with SEC and shareholder notice requirements, the Company estimates that the name change will be effective on or about May 7, 2008.

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANIC RECYCLING TECHNOLOGIES INC.
(Formerly EAPI ENTERTAINMENT, INC.)

Date: May 6, 2008	/s/ Edwin Kroeker
Name: Edwin Kroeker
Title: Chief Executive Officer and President

Date: May 6, 2008	/s/ Chad Burback
Name: Chad Burback
Title: Chief Financial Officer and Treasurer