Form 10-Q
period 2008-06-30
GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC.
filed 2008-08-13
CIK 1040227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-30096

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	77-0454933
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

210 Broadway, Suite 208
Orangeville, Ontario L9W5G4
(Address of principal executive offices)

(888) 419-0430
(Issuer’s telephone number, including area code)

ORGANIC RECYCLING TECHNOLOGIES, INC.
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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 7, 2008, 67,079,855 shares of common stock, par value $0.001 were issued and outstanding.

Transitional Small Business Disclosure Format (Check One):   Yes ☐     No ☒

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC.

TABLE OF CONTENTS
Report on Form 10-QSB
For the quarter ended
June 30, 2008

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet as of June 30, 2008 (Unaudited)	3

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months periods ended June 30, 2008 and 2007 (Unaudited)	4

Condensed Consolidated Statement of Shareholder’s Deficit for the nine months period ended June 30, 2008 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months periods ended June 30, 2008 and 2007 (Unaudited)	6

Notes to the Condensed Consolidated Financial Statements as of June 30, 2008 (unaudited)	7 - 14

Item 2. Management’s Discussion and Analysis or Plan of Operation	13

Item 3. Risk Factors	18

Item 4. Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults upon Senior Securities	19

Item 4. Submission of Matters to Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits and Reports on Form 8-K	19

Signatures	20

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Global 8 Environmental Technologies, Inc. and Subsidiaries
(Formerly Organic Recycling Technologies Inc.)
Consolidated Balance Sheet
(Unaudited)

ASSETS	June 30, 2008

Current assets
Cash	$139,912
Non-trade receivable	87,781
Prepaid expenses	156,015
Total current assets	383,708

Property & equipment, net	13,332

Intangible assets
Capital projects in progress	106,130
Software development cost	40,309
Total intangible assets	146,439

TOTAL ASSETS	$543,478

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
Accounts and fees payable	827,843
Payable and accrued expenses	838,195
Common stock to be issued	606,705
Short term notes payable to related parties	182,006
Total current liabilities	2,454,750

TOTAL LIABILITIES	2,454,750

Shareholders' deficiency
Preferred stock, 40,000,000 shares authorized $0.001par value, 0 shares issued and outstanding	$-
Common stock, 500,000,000 authorized, $0.001 par value, 65,203,127 shares issued and outstanding	65,203
Additional paid in capital	22,119,317
Accumulated comprehensive loss	(498,507)
Accumulated deficit	(23,597,286)
Total shareholders' deficiency	(1,911,272)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$543,478

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Global 8 Environmental Technologies, Inc. and Subsidiaries
(Formerly Organic Recycling Technologies Inc.)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June		Nine Months Ended June 30
	2008	2007	2008	2007

Revenues	$-	$-	$-	$-

Expenses
Advertising	61,454	7,790	291,711	16,401
Depreciation	932	1,205	2,277	2,490
Consulting and professional fees	1,242,695	750,050	3,714,460	1,655,306
Rent, utilities and telephone	18,443	25,701	89,172	61,326
Office and administration	5,031	7,812	15,405	14,231
Investor relations & communication	2,611	2,014	196,820	4,339
Travel, meals and entertainment	28,443	31,995	61,742	60,396
Insurance & licenses	146	-	146	2,507
Stock based compensation expense	-	349,601	-	941,739
Total expenses	1,359,755	1,176,167	4,371,732	2,758,735

Loss from operations	(1,359,755)	(1,176,167)	(4,371,732)	(2,758,735)

Other income (expense)
Interest expense	(699)	(19,540)	(2,304)	(75,585)
Total other income (expenses)	(699)	(19,540)	(2,304)	(75,585)

Net loss	$(1,360,454)	$(1,195,707)	$(4,374,036)	$(2,834,320)

Other comprehensive income (loss)
Foreign currency translation adjustment	(62,032)	(100,645)	(66,381)	(28,298)

Comprehensive loss	$(1,422,486)	$(1,296,352)	$(4,440,417)	$(2,862,618)

Loss per common share - basic and diluted	$(0.02)	$(0.03)	$(0.08)	$(0.07)

Weighted average shares outstanding during the period - basic and diluted	63,661,382	41,040,277	56,777,391	40,436,009

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Global 8 Environmental Technologies, Inc. and Subsidiaries
(Formerly Organic Recycling Technologies Inc.)
Consolidated Statements of Shareholders’ Deficit
For the three months ended June 30, 2008
(Unaudited)

				Accumulated
			Paid in	Other
	Common stock			Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total

Balance - September 30, 2007	47,621,079	$47,621	$16,052,566	$(432,127)	$(19,223,250)	$(3,555,190)

Sale of stock for cash	8,940,832	8,941	3,845,408	-	-	3,854,350

Sale of stock to related party for cash	3,300,000	3,300	821,700	-	-	825,000

Shares issued for settlement of debt to related party	5,341,216	5,341	1,399,643	-	-	1,404,985

Foreign currency translation adjustment	-	-	-	(66,380)	-	(66,380)

Net loss	-	-	-	-	(4,374,036)	(4,374,036)

Balance - June 30, 2008	65,203,127	$65,203	$22,119,317	$(498,507)	$(23,597,286)	$(1,911,272)

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Global 8 Environmental Technologies, Inc. and Subsidiaries
(Formerly Organic Recycling Technologies Inc.)
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended June 30
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,374,036)	$(2,834,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,277	2,490
Stock issued for services	-	941,739
Stock issued to related parties for debt settlement	30	483,208
Increase in non-trade receivables	(21,749)	(24,252)
Increase in prepaid expenses	(91,488)	(122,717)
Increase in accounts and fees payable	447,674	317,823
Decrease in payables and accrued expenses	(305,681)	(320,836)
NET CASH USED IN OPERATING ACTIVITIES	(4,342,973)	(1,556,865)

INVESTING ACTIVITIES
Purchase of equipment	(6,111)	(5,265)
Capital projects in progress	(106,130)	-
Software development cost	(40,309)	-
NET CASH USED IN INVESTING ACTIVITIES	(152,550)	(5,265)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	71,894
Proceeds for shares to be issued	76,039	-
Proceeds from sale of common stock	4,679,350	1,680,762
Proceeds of short term notes from related parties	-	95,699
Repayments of short term notes to related parties	(814,938)	(742,765)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,940,451	1,105,589

EFFECT OF FOREIGN CURRENCY TRANSLATION	(66,381)	394,190

DECREASE IN CASH	(621,453)	(62,351)

CASH AT THE BEGINNING OF THE PERIOD	761,365	62,351

CASH AT THE END OF THE PERIOD	$139,912	$-

SUPPLEMENTAL DISCLOSURES
Noncash Investing and Financing Activities
Stock subscriptions to be issued in exchange for short term notes from related parties	$1,404,985	$-
Stock subscriptions to be issued in exchange for payables and fees from related parties	$-	$483,208
Stock subscriptions issued in exchange for consulting contract	$-	$941,739

The accompanying notes are an integral part of these consolidated unaudited financial statements.

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly ORGANIC RECYCLING TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Global 8 Environmental Technologies, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 15, 1995 under the name Home. Web, Inc. The Company’s current business activities, which began in the second quarter of 2005, include partnering with technology leaders to utilize and apply waste management and recycling technologies and bring these technologies to the forefront through application in today’s waste crisis. This positively impacts the world’s environment and creates a clean and healthy global community for the next generation in a way, which provides environmental and financial benefits to all our stakeholders. The Company is seeking to acquire revenue generating businesses or projects with long term potential that will enable the Company to generate revenues to fund the current business plan in the waste management and recycling market. On July 7, 2005, the Company changed its name from EAPI Entertainment, Inc. to Organic Recycling Technologies Inc. and effective May 7, 2008, the Company again changed its name to Global 8 Environmental Technologies, Inc.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In management’s opinion, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations have been included.

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of Global 8 Environmental Technologies, Inc. and its ten wholly-owned subsidiaries (collectively herein referred to as, the “Company”), one of which is Duro Enzyme Solutions, Inc. – Canada that owns five subsidiaries:

Global 8 Environmental Technologies, Inc.
Global 8 Environmental Management Inc.
Global 8 BioOrganics, Inc.
Global 8 BioEnergy, Inc.
Global 8 AirFlow, Inc.
Global 8 WaterFlow, Inc.
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

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly ORGANIC RECYCLING TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008

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

Intangible Assets

Intangible assets consist of software development cost and capital projects in progress. The Company evaluates intangible assets at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets are measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Potential impairment of goodwill after July 1, 2002 is being evaluated in accordance with SFAS No. 142. The SFAS No. 142 is applicable to the financial statements of the Company beginning July 1, 2002.

Capitalized and purchased computer software development costs are being amortized ratably based on the projected revenue associated with the related software or on a straight-line basis over three years, whichever method results in a higher level of amortization.

The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs for employees incurred in developing internal-use computer software. These costs are included with “Computer equipment and software.” Costs incurred during the preliminary project and post-implementation stages are charged to general and administrative expense.

Advertising and Marketing Cost

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the three months and nine months ended June 30, 2008 were $61,454, $291,711 compared to $7,790 and $16,401 for the same periods in 2007, respectively.

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

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly ORGANIC RECYCLING TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Duro Enzyme Solutions, Inc. – Canada and its five subsidiaries as well as EAPI Center Inc., is Canadian Dollar. The June 30, 2008 financial statements of the Company were translated to United States dollars using quarter-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transactions occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder’s equity as other comprehensive income or (loss). Foreign currency transaction gains and losses are included in consolidated statements of operations and comprehensive loss. During the three months and nine months periods ended June 30, 2008, the Company recorded foreign currency translation losses of $62,032 and $66,381 compared to translation losses of $100,645 and $28,298 during the same periods of 2007.

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

In compliance with FAS No. 148, for the fiscal year 2007, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures.

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

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly ORGANIC RECYCLING TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008

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

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly ORGANIC RECYCLING TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May of 2008, FSAB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

Reclassification

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on the previously issued financial statements of the Company.

NOTE 2:                      RELATED PARTY TRANSACTIONS

The Company’s affiliates provided consulting and business advisory services to the Company. Such services were valued at $961,051 and $2,542,132 and recorded in the accompanying financial statements for the three months and nine months ended June 30, 2008 compared to $632,874 and $1,428,850 for the same periods in 2007. The consulting services were provided by two (2) entities which are owned and controlled by a shareholder and creditor of the Company that SEC classifies as a promoter. Total short term notes payable to the entities controlled by this promoter amounted to $182,006 as of June 30, 2008. The interest rate for the notes payable is 10% per annum. Total repayments of short-term notes payable to related parties during the nine months period ended June 30, 2008 were $2,219,922. The funds received from the promoter were used for operations of the Company.

In addition to the two (2) entities owned and controlled by the promoter, seven related parties consisting of Board Members, Officers, Management or affiliated companies, charged the Company $469,389 in business consulting and advisory fees during the nine months ended June 30, 2008 compared to $328,345 for the same period in 2007. Of the amounts invoiced by these seven related parties, the Company paid $317,781 in cash and the balance was accrued in short term liabilities.

NOTE 3:                      COMMON STOCK

During the nine months period ended June 30, 2008, the Company issued a total of 8,940,832 shares of common stock pursuant to stock subscription agreements under private placements and received net cash proceeds of $3,854,350. In addition, the Company sold to a related party 3,300,000 common shares for a cash consideration of $825,000. The common shares were issued at the fair market value of the common stock on the date of issuance. The Company also issued 5,341,216 common shares in satisfaction of an outstanding debt of $1,404,985 due to a related party.

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(formerly ORGANIC RECYCLING TECHNOLOGIES, INC.)
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2008

During the nine months ended June 30, 2008 and in connection with the common stock subscription agreements, the Company issued warrants to purchase 9,988,411 shares of common stock. No warrants were exercised or expired in the quarter. At June 30, 2008, a total of 38,572,716 warrants remain unexercised. The fair value of the warrants issued during the quarter, at the time of issuance, was immaterial based upon the Company's calculations using the Black-Scholes model. The Company extended the terms of the warrants expiration date by twelve months from the date of issuance. The remaining warrants outstanding at June 30, 2008 are:

Exercise Price	Warrants Issued
CDN $0.10	10,000
CDN $0.25	810,000
CDN $0.35	470,000
CDN $0.65	55,000
CDN $0.75	220,500
CDN $1.00	196,207
US $0.08	10,000
US $0.28	4,000
US $0.30	4,523,583
US $0.35	3,034,000
US $0.40	114,550
US $0.50	2,775,626
US $0.55	755,743
US $0.60	2,728,723
US $0.66	220,000
US $0.70	2,027,652
US $0.75	20,004,142
US $1.00	586,018
US $1.25	24,972
Total	38,572,716

NOTE 4:                      GOING CONCERN

The accompanying consolidated unaudited financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses of $23,597,286 as of June 30, 2008, and a net loss of $4,374,036 during the nine months ended June 30, 2008, cash used from operating activities for the nine months ended June 30, 2008 of $4,342,973, a working capital deficiency of $2,071,042 and a shareholders' deficiency of $1,911,272 as of June 30, 2008.  This raises a substantial doubt about the Company’s ability to continue as a going concern.

The Company is pursuing and developing a new business plan. The Company is partnering with technology leaders to build Environmental Technology Centers, each of which addresses the four elements of nature—Earth, Air, Fire, and Water using cutting-edge technologies. The Company anticipates it will raise funds through debt issuance and through the generation of revenue and achieving profitable operations. The Company will also continue to pursue acquisitions and joint ventures, to strengthen both its balance sheet and cash flows.

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

NOTE 5:                      SUBSEQUENT EVENTS

Subsequent to June 30, 2008, the Company issued 275,000 shares of common stock pursuant to stock subscription agreements and raised $137,500 in cash proceeds. In addition, the Company issued 998,000 shares of common stock for redemption of debt of $499,000 subsequent to June 30, 2008. The Company also issued 1,273,000 warrants to purchase 1,273,000 shares of common stock at an exercise price of $0.75 within one year from the date of grant.

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

CORPORATE BACKGROUND

The Company is a Nevada corporation incorporated on September 15, 1995. In January 2001, the Company changed its name from "Home Web, Inc." to "Duro Enzyme Products Inc." In May 2003, the Company changed its name from “Duro Enzyme Products Inc.” to “EAPI Entertainment, Inc.” and the Company’s accounting year was changed from a December 31 year-end to a September 30 year-end. On July 7, 2005, the Company changed its name to Organic Recycling Technologies Inc. which was again changed to Global 8 Environmental Technologies Inc on May 7, 2008.

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

INDUSTRY BACKGROUND

The environmental technology business is undergoing rapid growth worldwide. Every country and every community are experiencing environmental crises and there are no single solutions to challenges being faced, whether that be climate change, water supply, energy supply or waste disposal. Countries such as China and India are emerging from third world status into modern industrial consumer states. The governments in these countries are turning their attention to dealing with the environmental changes being created by their newly emerging industrial and consumer societies and they are seeking ways to protect their environments. Industrialized nations are facing crises in waste management, spiraling energy costs, water supply and contamination of the air, water, and soil environments amongst other things. Finally, the global climate change movement is putting pressure on all levels of government throughout the world to reduce the emissions of greenhouse gases such as carbon dioxide and methane gas which is emitted from conventional landfills.

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

In response to the worldwide opportunities to develop its Environmental Technology Centers, the company has formed four wholly owned subsidiaries to address the four elements. Global 8 BioOrganics Inc. includes the Earth element, covering all aspects of waste management and recycling. Global 8 AirFlow Inc. addresses the air element; Global 8 BioEnergy Inc. addresses the capture and utilization of methane gas from organic waste sources and the application of emerging renewable energy technologies, and finally, Global 8 WaterFlow Inc. deals with cutting-edge application of water and wastewater purification technologies. Each Environmental Technology Center is overseen by one of these four subsidiary companies.

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

•
On March 31, 2008 the board of directors of the Company and shareholders owning approximately 51.4% of the Company’s issued and outstanding common stock, approved an amendment to the Company’s Articles of Incorporation to change the name of the Company to Global 8 Environmental Technologies, Inc. The Company has filed an information statement on Form 14-C with the Securities and Exchange Commission on April 2, 2008 and a Definitive 14-C was mailed to registered shareholders on April 17, 2008.

•
The Company has further commenced negotiations to create an environmental fund in China (The Fund Project) as a potential financing vehicle to assist it with implementation of its above mentioned projects.

•	The Company has retained HDR to conduct certain feasibility studies with respect to wind power alternative energy project opportunities in China.

•
The Company intends to expand its operations into the Middle East and throughout North America over the next 12 months; to that end, discussions are currently underway with a number of communities with the goal of creating regional Environmental Technology Centers that address all elements of the environment in those communities.

•
The Company announced that it has signed a license agreement with Osaw Maskwa Consulting Ltd., a multidisciplinary consulting firm that is wholly-owned by First Nations Canada and that has gained wide acceptance throughout the leadership within Aboriginal communities. For a license fee of $9,000,000 and ongoing royalties, Osaw Maskwa has acquired from Global 8 the worldwide license rights to develop Environmental Technology Centers on Aboriginal traditional lands by utilizing the know-how, technologies, patents pending and experience of Global 8. The first of these projects is already underway following receipt by the company of a Letter of Engagement from the community of Fort Providence, an Aboriginal community in Canada’s Northwest Territories. Discussions for numerous other sites are also underway.

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

Operating Costs and Expenses:

Operating expenses for the three months and nine months ended June 30, 2008 were $1,359,755 and $4,371,732 compared to $1,179,167 and $2,756,227 for the same periods in 2007. Operating expenses for the three months ended June 30, 2008 increased by $183,588 when compared to the same period in 2007, primarily due to increase in advertising expenses of $53,664, increase in consulting and professional fees of $492,646 from a renegotiated contract with a related party that the SEC defines as a promoter and offset by reduction of $349,601 in stock based compensation.

Operating expenses for the nine months periods ended June 30, 2008 increased by $1,612,998 when compared to the same periods in 2007 primarily due to increase in advertising expenses of $275,310, increase in consulting and professional fees of $2,059,154, increase in investor relations and communications expense of $192,481 and offset by decrease in stock based compensation expense of $941,739.

Interest expense for the three months and nine months periods ended June 30, 2008 was $699 and $2,304 compared to $19,540 and $75,585 for the same periods in 2007. Interest expense decreased significantly primarily due to the payment of short term notes payable to related parties during the nine months ended June 30, 2008 compared to the same period in 2007.

The Company expects its operating expenses to continue to increase significantly over the next twelve months as it continues to pursue its plan of operation. If the Company is successful in its efforts with respect to any or all portions of its plan of operation for the next twelve months, of which there is no assurance, the Company expects its operating expenses to increase even further.

Liquidity and Capital Resources

The Company’s principal capital requirements during the fiscal 2008 are to fund the internal operations and acquire profitable growth oriented businesses. The Company plans to continue to raise necessary funds by selling its own common shares to selected accredited investors and bringing in business partners whose contributions include the necessary cash. In view of low borrowing interest rates, the Company continues to actively pursue additional credit facilities with accredited investors and financial institutions as a means to obtain new funding. The Company’s management estimates that it currently does not have the necessary funds to operate for the next twelve months without raising additional capital.

As shown in the accompanying financial statements, the Company incurred a net loss of $4,374,036 for the nine months ended June 30, 2008 as compared to a net loss of $2,834,320 for the same period in 2007. Additionally, the Company’s current liabilities exceeded its current assets by $2,071,042 at June 30, 2008. These factors and the Company’s inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about the Company's ability to continue as a going concern. Furthermore, the Company’s independent auditors have issued a going concern opinion on the Company’s audited financial statements for the fiscal year ended September 30, 2007 as the Company did not have sufficient funds available to operate for the next twelve months.

The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

Operating activities: Net cash used in operating activities during the nine months period ended June 30, 2008 amounted to $4,342,973 primarily due to the loss of $4,374,036 recorded by the Company, increase in non-trade receivables of $21,749, increase in prepaid expenses of $91,488, increase in accounts and fees payable of $447,674 and decrease in payables and accrued expenses of $305,651.

Investing activities: Net cash used in investing activities during the nine months period ended June 30, 2008 amounted to $152,550 primarily due to increase of $6,111 in equipment purchased, increase of $106,130 in capital projects in progress and increase of $40,309 in software development cost.

Financing activities: Net cash provided by financing activities during the nine months period ended June 30, 2008, amounted to $3,940,451 primarily due to receipt of $4,679,350 in cash proceeds from sale of its common stock to accredited investors and related parties.  The Company also received $76,039 in cash proceeds for 160,000 common shares to be issued as of June 30, 2008. The Company made cash payments of $814,938 in settlement of short term loans to related parties during the nine months period ended June 30, 2008.

The Company lost $66,381 in cash during the nine months period ended June 30, 2008 as a result of the effect of foreign currency translations.

Due to the above activities, the net decrease in cash amounted to $621,453 during the nine months period ended June 30, 2008. The Company’s cash and cash equivalents amounted to $139,912 as of June 30, 2008 compared to a cash balance of $0 at June 30, 2007. The Company's working capital deficit amounted to $2,071,042 as of June 30, 2008 largely as a result of the non-issuance common shares valued at $606,705 and Company's accounts and fees payable of $827,843, payables and accrued expenses of $838,195 and short term notes payable to related parties of $182,006.

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

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May of 2008, FSAB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

Item 3                        RISK FACTORS

Our business depends substantially on the continuing efforts of the related party that the SEC classifies as a promoter.

Management’s ability to successfully manage the company’s affairs and to develop its’ operational business plan currently depends on efforts of a related party that the SEC terms as a promoter. Management will be relying extensively on his experience, relationships and expertise. If he should die, become disabled or otherwise cease to participate in the Company’s business, then the Company’s ability to select attractive investments and implement its’ current business strategy could become impaired. Although the individual will devote such portion of his time and attention as he believes is necessary to conduct the business and affairs of the Company, he may not devote all of his time and may be involved in other business activities. There can be no assurance that either of this individual will remain with the Company or otherwise carry on his current duties with the Company.

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

PART II.                      OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months period ended June 30, 2008, the Company a) sold through a Regulation S offering, 1,274,274 shares of common stock to accredited investors for net cash proceeds of $774,645 and b) issued 5,341,216 common shares in satisfaction of an outstanding debt of $1,404,985 to a related party who under the Securities and Exchange Act of 1933 (the “Act”) may be deemed a “promoter.”

The Company has also not issued 160,000 shares of common stock for which it received $76,039 from investors as of June 30, 2008. All common stock sold during the three months period ended June 30, 2008 were sold pursuant to exemption from registration under Regulation S and/or Section 4(2) of the Act.

ITEM 3.                       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 31, 2008 the board of directors of the Company and shareholders owning approximately 51.4% of the Company’s issued and outstanding common stock, approved an amendment to the Company’s Articles of Incorporation to change the name of the Company to Global 8 Environmental Technologies, Inc. The Company has filed an information statement on Form 14-C with the Securities and Exchange Commission on April 2, 2008 and a Definitive 14-C was mailed to registered shareholders on April 17, 2008.

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

REPORTS ON FORM 8-K

Form 8-K – Filed on June 2, 2008 – SEC Film No. 08874688, Incorporated by Reference
Form 8-K – Filed on June 30, 2008 – SEC Film No. 08926980, Incorporated by Reference

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES INC.
(Formerly ORGANIC RECYCLING TECHNOLOGIES INC.)

Date: August 13, 2008	/s/ Edwin Kroeker
Name: Edwin Kroeker
Title: Chief Executive Officer and President

Date: August 13, 2008	/s/ Chad Burback
Name: Chad Burback
Title: Chief Financial Officer and Treasurer