Form 10-K
period 2008-09-30
GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC.
filed 2009-01-14
CIK 1040227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒   Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2008

☐   Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition Period from __________ to __________

Commission File Number: 000-30096

Global 8 Environmental Technologies, Inc.
(Name of small business issuer in its charter)

ORGANIC RECYCLING TECHNOLOGIES, INC.
(Former name, former address and former fiscal year, if changed since last report)

Nevada	77-0454933
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

620 Newport Center Drive, Suite 1100
Newport Beach, CA 92660
(Address of principal executive offices, including Zip Code)

(949) 718-4425
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Act:

(Title of Class)	Name of exchange on which registered
None	None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.     Yes ☐     No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.      Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ (Do not check if a smaller reporting company)          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

The aggregate market value of the voting common equity held by non-affiliates as of January 9, 2009, based on the closing sales price of the Common Stock as quoted on the Over-the-Counter Bulletin Board was $10,822,488. For purposes of this computation, all officers, directors, and five percent (5%) beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or five percent (5%) beneficial owners are, in fact, affiliates of the registrant.

As of January 9, 2009, there were 70,562,356 shares of registrant’s common stock outstanding.

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC.
(Formerly – Organic Recycling Technologies, Inc.)

Index to
Annual Report on Form 10-K
For the Year Ended September 30, 2008

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes the accounts of Global 8 Environmental Technologies, Inc.  and its wholly -owned subsidiaries, collectively “we”, us” or the "Company".

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K.  Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

In this document, unless the context otherwise requires, the "Company" refers to Global 8 Environmental Technologies, Inc. and it’s subsidiaries. All dollar amounts in this Annual Report are in U.S. dollars unless otherwise stated.

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

RECYCLING

One of the most important aspects of waste management is that of recycling. This process allows waste that would find its way into landfills or garbage dumps to be treated and utilized as raw materials in the production of new products and energy. In North America and in Europe, recycling and energy production has become common place. The separation of waste streams into glass, plastics and mixed organics has allowed new uses for some of the materials that formerly would have been discarded. As new technologies evolve, it is anticipated that recycling technologies will continue to emerge. For example, in recent years, new technologies have been developing to convert organic wastes into new products such as fertilizers, feed supplements and bio fuels.

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

(1)
Engagement of HDR Brown Vence and Associates, Inc.: In June 2006, the Company entered into a consulting services agreement with California based HDR Brown Venice and Associates, Inc. (“HDR”) a worldwide engineering and architectural consulting company, which provides a wide range of technical related and professional services for various complex industrial projects. HDR will be utilized by the Company in the evaluation of its projects in respect to project feasibility, design, implementation and operational supervision. The Company has paid approximately $235,000 to HDR as of September 30, 2008. The Company intends to continue to work closely with HDR with respect to its opportunities for various projects and in the development of technologies that will be proprietary to the Company.

(2)
Wind Power Technologies: The Company has retained HDR to conduct certain feasibility studies with respect to wind power alternative energy project opportunities in China. There is no assurance that the Company will be successful in concluding any definitive agreements with respect to these alternative energy project opportunities.

(3)
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

We intend to differentiate ourselves from competitors in this industry by seeking out and partnering with leading-edge environmental technology and project developers to offer a wide range of solutions for waste management and recycling, wastewater and water treatment, greenhouse gas reduction and bioenergy capture and wind energy production. As part of this development plan, we intend to seek out business opportunities on an international scale, with a particular focus on emerging industrial countries such as China, India, Canada and the Middle East.

INTELLECTUAL PROPERTY

Our performance and ability to compete are somewhat dependent on our ability to seek out and utilize these various technologies that are summarized above. Although we are primarily in the business of developing these technologies, we will explore the possibility of developing some of our own technologies through our relationship with HDR and others. The main intention of the Company is to seek out new technologies to apply to waste management, renewable energy and other environmental problems. It is possible that the technologies that we seek to exploit in carrying out our business plan may have patent or other protections. The Company itself does not possess any patents or other protection in respect to intellectual property.

EMPLOYEES

For the past twelve months ending September 30, 2008, we have continued to have one employee and fifteen outside consultants. Our consultants and employee do not belong to a collective bargaining unit, and we are not aware of any labor union organizing activity. We believe our future success will depend in large part on its continuing ability to attract, train and retain skilled technical, sales, marketing and customer support personnel.

GOVERNMENT REGULATION

The waste industry is highly regulated. Any waste disposal or recycling facility that we construct or operate will be required to pass strict government requirements. These regulations will vary from country to country and may include regulations at the federal, state and municipal levels. As a result, we expect that a significant portion of its capital expenditures in constructing or operating any waste disposal or recycling facilities will be allocated to complying with environmental regulations at various levels of government. We expect that these costs will include those associated with surveying, designing, operating, monitoring and maintaining any facilities that it constructs or operates. Although we expect that considerable time, effort and funds will be expended on obtaining and maintaining necessary environmental and other government permits and approvals, there are no assurances that we will be able to obtain or maintain such permits or approvals.

ITEM 1A.  RISK FACTORS

Shareholders and prospective purchasers of the Company's Common Stock should carefully consider the following risk factors in addition to the other information appearing in this Annual Report on Form 10-K.

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, restructure its debt, streamline our business and reduce our costs. We are currently in the process of identifying sources of additional financing, negotiating changes to its debt structure and evaluating its strategic options. However, there are no assurances that these plans can be accomplished on satisfactory terms, or at all, or that they will provide sufficient cash to fund our operations, pay the principal of, and interest on, tour indebtedness, fund our other liquidity needs or permit us to refinance its indebtedness. Our inability to obtain additional financing, restructure our indebtedness, streamline our business or reduce our costs would have a material adverse effect on our financial condition, results of operations and ability to satisfy our obligations, and may result in our pursuing a restructuring of our indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, or liquidating our business and operations. Further, our inability to obtain additional financing or restructure our indebtedness, or pursue a restructuring of our indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, may result in our security holders losing all or a material portion of their investment in our securities.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated January 12, 2009, our independent auditors stated that our financial statements for the year ended September 30, 2008 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We incurred net losses of $5,587,009 and $3,120,010 for the years ended September 30, 2008 and 2007, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

WE MAY ACQUIRE UNRELATED BUSINESS AND CHANGE ITS CURRENT OPERATIONS.

We are currently looking at other business models and business operations. These new operations may be materially different from the current business model and operation that currently exist. Any change in the business operations may materially affect our share price and revenue generation ability.

WE REQUIRE ADDITIONAL FINANCING IN ORDER TO PURSUE ITS PLAN OF OPERATIONS.

Our plan of operation will require an estimated $5,000,000 to be spent over the next twelve months. We currently do not earn revenue from our operations and do not anticipate earning revenue in the near future. As such, our current operating funds are insufficient to complete its plan of operation without additional financing. Due to our substantial working capital deficit, the amount of financing required for pursuing our plan of operation and our current inability to generate revenues, we will require financing in order to pursue our plan of operation. In addition, there is no assurance that our actual cash requirements will not exceed our estimates. If the actual cost of building and developing our proposed projects in China is greater than expected, then our ability to complete our plan of operation may be adversely affected. If we are unable to acquire sufficient financing on terms acceptable to it, our operations could be severely limited and we may not be able to implement its plan of operation.

It is anticipated that any additional financing obtained by us will be by way of equity financing through private placements of the Company’s common stock. If such equity financing is obtained, the interests of our existing stockholders may be diluted. We continue to seek out debt financing private or institution for our projects in China. We do not have any finalized financing arrangements in place at this time and there is no assurance that we will be able to acquire sufficient financing on terms acceptable to it. No commitments to provide additional funds have been made by our management or our existing stockholders.

WE MAY NOT BE ABLE TO MEET OUR COMMITMENTS TO BUILD PLANTS IN CHINA OR ELSEWHERE.

Even if sufficient financing is obtained, there is no assurance that we will be able to successfully build waste management facilities in China or elsewhere. The construction of these projects is dependent on a number of factors outside of our control, including the availability of contract workers, qualified tradespersons and federal and local government permits. As the Company will be operating in a foreign jurisdiction local issues may prevent the Company from completing its agreements to build these plants or, once built, to put them into operation.

WE MAY NOT BE ABLE TO SECURE AGREEMENT WITH POTENTIAL JOINT VENTURE PARTNERS OR SUCH PARTNERS MAY BE UNRELIABLE OR UNABLE TO CARRY THROUGH WITH THEIR OBLIGATIONS UNDERS SUCH AGREEMENTS.

Although we have entered into joint venture agreements with Chongqing Jinxibeina Complete Equipment Import & Export Co. (CJCE) with respect to the construction of waste management facilities in China, there is no assurance that CJCE will be able or willing to fulfill their obligations under those agreements. If CJCE fails to meet its obligations with respect to the joint venture in Chongqing, China, our future business prospects will be significantly damaged.

OUR BUSINESS IS DEPENDENT ON OUR ABILITY TO MARKET ITSELF AND TO LOCATE PROMISING TECHNOLOGIES AND BUSINESS OPPORTUNITIES IN WASTE MANAGEMNT.

As we do not have any specific technology that we owns, we are attempting to market ourself as a Company that is able to locate waste management and recycling opportunities and find joint venture partners to realize those opportunities. As we are a start-up company, there is no guarantee that we will be able to either locate or exploit opportunities that may exist.

WE OPERATE IN AN INTENSLEY COMPETITIVE INDUSTRY.

The waste management and recycling industry is highly competitive with many large companies with extensive resources and contacts that will compete with us. Although we are attempting to locate opportunities that larger companies may have less interest in, we expect that we will continue to face strong competition within this industry. Certain of the markets in which we expect to compete will be served by one or more established waste management companies of varying sizes and resources. We also compete with various government corporations at the local, provincial and federal levels. We expect that many of our competitors will have significant competitive advantages in that they may be better funded and better established than us. This industry competition could have a materially adverse effect on our business prospects, financial condition and operating results.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY, WHICH COULD INCREASE THE VOLATILITY OF OUR STOCK PRICE.

As a result of the Company’s limited operating history and the planned expansion of its business operations, our quarterly and annual revenues and operating results are likely to fluctuate from period to period. For this reason, you should not rely on period-to-period comparisons of the Company’s financial results as indications of future results. Our future operating results could fall below the expectations of public market analysts or investors and significantly reduce the market price of our common stock. Fluctuations in the Company’s operating results could increase the volatility of its stock price.

WE DEPEND UPON A SMALL NUMBER OF KEY PERSONS TO IMPLEMENT ITS BUSINESS PLAN, AND THE LOSS OF ANY OF THEM MAY AFFECT ITS BUSINESS OPERATIONS.

The Company is dependent on several key employees and consultants to implement its business plan, and the loss of any of them may affect the Company’s ability to provide the required quality of service and technical support necessary to achieve and maintain a competitive market position. There is no assurance that these key employees and consultants will continue to manage our affairs in the future. The Company has not obtained key man insurance with respect to its employee.

WE DO NOT ANTICIPATE PAYING DIVIDENDS TO OUR SECURITY HOLDERS IN THE FORSEEABLE FUTURE WHICH MAKES INVESTMENTS IN OUR STOCK SPECULATIVE OR RISKY.

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

Risks Relating to Our Common Stock:

IF WE FAIL TO REMAIN CURRENT IN OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

·	that a broker or dealer approve a person's account for transactions in penny stocks; and
·	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

·	obtain financial information and investment experience objectives of the person; and
·
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

·	sets forth the basis on which the broker or dealer made the suitability determination; and
·	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company had leased its principal executive office, consisting of approximately 2,500 square feet, at a monthly rent of $2,420, located at 204 – 3970 East Hastings Street, Burnaby, British Columbia, Canada, V5C 6C1. We leased this property from 696092 B.C. Ltd., a private company owned by one of our directors, Peter Gardner. In March 2007, we entered into a 3 year lease with a non-affiliated party to lease an office space of approximately 1,100 square feet in Orangeville, Ontario, at a monthly rental of $1,244. Although maintaining its British Columbia office, our corporate headquarters were relocated to Orangeville, Ontario. The lease arrangement for Orangeville, Ontario facility was terminated on September 30, 2008. On October 01, 2008, we entered in to a month to month lease arrangement for our corporate offices headquartered in Newport Beach, California for a monthly rent of $1,700.

ITEM 3.  LEGAL PROCEEDINGS

To our knowledge, neither the Company nor its subsidiaries are party to any legal proceeding or litigation and it knows of no other threatened or contemplated legal proceedings or litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 31, 2008, the Board of Directors of the Company and shareholders owning approximately 51.4% of the Company’s issued and outstanding common stock approved an amendment to the Company’s Articles of Incorporation to change the name of the Company to Global 8 Environmental Technologies, Inc. effective May 7, 2008. The Company has filed an information statement on Form 14-C with the Securities and Exchange Commission on April 2, 2008 and mailed a Definitive Form 14-C to its registered shareholders on April 17, 2008.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is traded on the Over-the-Counter Bulletin Board (the “OTC BB”) under the symbol “GBLE.” Our trading symbol was changed from “ORCY” to “GBLE” on May 15, 2008 concurrent with our change of name. Subsequently the Company’s common stock was traded on the Pink Sheets Electronic Quotation systems in other over-the-counter trading.

The following table sets forth, the range of high and low bid prices of the Company’s common stock for the last two fiscal years of actual trading, as reported by the OTCBB/Pink Sheets:

FISCAL QUARTERS ENDED	HIGH ($)*	LOW ($)*
December 31, 2006	$0.75	$0.45
March 31, 2007	$0.80	$0.58
June 30, 2007	$0.75	$0.41
September 30, 2007	$0.68	$0.31
December 31, 2007	$0.58	$0.40
March 31, 2008	$0.72	$0.35
June 30, 2008	$0.42	$0.35
September 30, 2008	$0.39	$0.21

*The share price information was obtained from the OTCBB/Pink Sheets as the case may be.

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

HOLDERS

As of September 30, 2008, the Company’s issued and outstanding common stock totaled 69,162,152 shares, held by approximately 1,284 stockholders of record.

DIVIDENDS

We have not paid dividends in prior years and has no plans to pay dividends in the near future. The Company intends to reinvest its earnings, if any are achieved, in the continued development and operation of its business. Any payment of dividends would depend upon our pattern of growth, profitability, financial condition, and such other factors as the Board of Directors may deem relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

On March 24, 2008, we entered into a consulting agreement for one year with a director whereby, the Company is obligated to grant 75,000 shares of its common stock per calendar quarter commencing April 1, 2008.

On October 1, 2008, the Company entered into an employment agreement with its President and Chief Executive Officer for a three year period and agreed to issuance of 1,500,000 common shares upon signing of the employment agreement. As of the date of filing this report, the Company has not issued such shares.

RECENT SALES OF UNREGISTERED SECURITIES

Between July 1, 2008 and September 30, 2008, the Company sold under a private placement, 3,959,025 common shares to investors at prices ranging from 0.28 to 0.50 per share for a total consideration of $1,764,059.52. Common shares sold include warrants of 1,439,443 shares exercised by shareholders. The common shares were sold at the fair market value on the date of sale. The shares were sold pursuant to an exemption from registration under Regulation S of The Exchange Act.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.  Important  factors  currently  known  to Management  could  cause  actual  results  to differ  materially  from  those in forward-looking  statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for our services, fluctuations in pricing for materials, and competition.

PLAN OF OPERATION

The Company’s plan of operation for the next twelve months is to locate, integrate and implement leading waste management, recycling and renewable energy technologies with the objective of creating a cleaner and healthier global environment and capitalizing on profitable opportunities for our shareholders. The Company is currently evaluating several projects in North America and China related to waste management and alternate power. No agreements have been concluded and therefore capital requirements remain unknown.

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

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended September 30,		Percentage
	2008	2007	Increase/(Decrease)

Revenue	$--	$--	N/A
Operating Expenses	(5,633,922)	(3,449,890)	62.0%
Other Income (Expense)	(3,088)	329,880	(100.9)%
Net Income (Loss)	$(5,637,009)	$(3,120,010)	(79.1)%

Revenue

We do not anticipate earning revenues until such time as we have completed commercial development of planned products and businesses. We are presently in the development stage of our business and we can provide no assurance that we will be able to complete commercial development or successfully sell or license our planned products once development is complete.

Operating Costs and Expenses

The Company incurred total operating expenses of $5,633,922 for the year ended September 30, 2008, which was an increase of $2,184,032 over the operating expenses incurred by the Company for the year ended September 30, 2007.

An analysis of the major operating items shows the following changes:

(1)
Consulting and professional fees for the year ended September 30, 2008 increased to $4,885,093 from $2,846,752 for the same period in 2007, as a result of increase in the use and cost of management consultants retained to locate, research, conduct feasibility studies with respect to leading waste management, recycling and reusable energy technologies.

(2)
General and administration expenses for the year ended September 30, 2008 increased to $748,829 from $603,137 for the same period in 2007, as a result of increase in advertising cost, office & administration, investor relations & communications expenses, and decrease in travel expenses.

(3)
Interest expense for the year ended September 30, 2008 was $3,088 compared to $90,466 for the same period in 2007. Interest expense decreased due to repayment of short term notes payable to related parties during the year ended September 30, 2008 as compared to the same period in 2007.

As the Company anticipates that its business operations will continue at approximately the same level during the next twelve months, the Company expects its expenses to continue to remain at the same level during the next fiscal year.

LIQUIDITY AND FINANCIAL CONDITION

Cash Flows	Year Ended September 30,
	2008	2007
Net Cash used in Operating Activities	$(4,832,140)	$(1,861,248)
Net Cash used in Investing Activities	(172,715)	(8,206)
Net Cash provided by Financing Activities	4,399,738	2,438,419
Effects of Foreign Currency Translations	(6,577)	130,050
Net Increase (decrease) in Cash During Period	$(598,540)	$699,014

Working Capital	At September 30, 2008	At September 30, 2007	Percentage Increase/(Decrease)
Current Assets	$436,836	$891,923	(51.0)%
Current Liabilities	(2,351,355)	(4,456,611)	47.2%
Working Capital Deficit	$(1,914,519)	$(3,564,688)	46.3%

The Company had cash on hand of $162,825 as of September 30, 2008 compared to $761,365 as of September 30, 2007. As of September 30, 2008, the Company had a net stockholders’ deficit of $1,003,519 with accumulated losses of $24,860,259 including a net loss of $5,637,009 for the year ended September 30, 2008. Due to the Company’s substantial working capital deficit and its current inability to generate revenues, there is no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. In addition, there can be no guarantee that financing adequate to carry out the Company’s business plan will be available on terms acceptable to the Company, or at all.

The Company is indebted the following amounts to related parties, as described in greater detail in Item 12 of this Annual Report on Form 10-K:

Related Parties - Creditors	As of September 30, 2008	As of September 30, 2007
Dynasty Farms (ALTA) Ltd.	$539,374	$-
Sanclair Holdings Ltd.	111,439	249,484
Rene Branconnier	17,839	28,449
Milverton Capital Corporation	1,087	1,521,773
Total	$669,739	$1,799,706

FINANCING NEEDS

The Company anticipates that it will require approximately $5,000,000 to finance its stated plan of operation which is being implemented in the fiscal year ending September 2009. These cash requirements are in excess of the Company’s current cash and working capital resources. Accordingly, the Company will require additional financing in order to pursue its plan of operation. The Company plans to complete equity financings through private placements of the Company’s common stock in order to raise the funds necessary to enable the Company to proceed with its plan of operation. The Company is seeking governmental environmental funds investment or institutional and or private debt financing for the purposes of achieving its goals in North America and China. The Company has no arrangements in place for any additional financing and there is no assurance that the Company will be able to acquire the necessary financing when and if required. There is no assurance that any party will advance additional funds to the Company in order to enable it to sustain its plan of operation.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

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

Revenue Recognition Policy

The Company recognizes revenue as the services are provided. The Company follows the guidelines in compliance with Staff Accounting Bulletin (SAB) 104. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. The Company has not earned any revenues during the years ended September 30, 2008 and 2007, respectively.

Stock-Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Issuance of Shares for Services

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51". The objective of this statement is to establish new accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the consolidated financial statements.

In May 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

Off Balance Sheet Arrangements

None.

ITEM 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required under Regulation S-K for “smaller reporting companies”.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements are referred to in Item 13(a), listed in the Index to Financial Statements and filed and included herein as a part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Global 8 Environmental Technologies, Inc. and Subsidiaries
(Formerly known as Organic Recycling Technologies, Inc.)

We have audited the accompanying consolidated balance sheet of Global 8 Environmental Technologies, Inc. and Subsidiaries as of September 30, 2008, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global 8 Environmental Technologies, Inc. and Subsidiaries as of September 30, 2008 and the results of its operations, changes in stockholders’ deficit and cash flows for the year ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $24,860,259 as of September 30, 2008 and has incurred net loss of $5,637,009 for the year ended September 30, 2008. These factors as discussed in notes to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 9 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRUBER & COMPANY, LLC

CERTIFIED PUBLIC ACCOUNTANTS
Lake Saint Louis, Missouri

January 12, 2009

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Organic Recycling Technologies, Inc. as of September 30, 2007, the result of operations and its cash flow for the year ended September 30, 2007 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Hawkins Accounting
Los Angeles, CA
January 7, 2008

1875 Century Park East #H-3513 Los Angeles, CA 90067 (310)-553-5707 FAX (310)-553-5337
hawkinsaccounting1880@yahoo.com

Global 8 Environmental Technologies, Inc.
(Formerly Organic Recycling Technologies, Inc.)
Consolidated Balance Sheet

September 30, 2008

ASSETS

Current assets
Cash	$162,825
Non-trade receivable	85,488
Prepaid expenses	188,524
Total current assets	436,836

Capital assets
Property and equipment, net	910,999
Total other assets	910,999

TOTAL ASSETS	$1,347,836

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
Accounts and fees payable	821,361
Payable and accrued expenses	860,254
Short term convertible notes payable to related parties	669,740
Total current liabilities	2,351,355

TOTAL LIABILITIES	2,351,355

Shareholders' deficiency
Preferred stock, 40,000,000 shares authorized, $0.001 par value, 0 shares outstanding	$-
Common stock, 500,000,000 authorized, $0.001 par value, 69,162,152 and 47,621,079 outstanding, respectively	69,162
Paid in capital	23,121,753
Common stock to be issued	1,091,374
Accumulated comprehensive loss	(425,549)
Accumulated deficit	(24,860,259)
Total shareholders' deficiency	(1,003,519)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$1,347,836

The accompanying notes are an integral part of these audited consolidated financial statements.

Global 8 Environmental Technologies, Inc.
(Formerly Organic Recycling Technologies, Inc.)
Consolidated Statement of Operations

	Twelve Months Ended September 30,
	2008	2007

Revenues	$-	$-

Expenses
Advertising	321,096	219,461
Depreciation	3,221	2,383
Consulting and professional fees	4,885,093	2,846,752
Rent, utilities and telephone	92,680	85,299
Office and administration	21,867	24,408
Investor relations & communication	210,883	133,004
Travel, meals and entertainment	97,834	135,172
Insurance & licenses	1,035	-
Brokerage fee/Commission	212	-
Total expenses	5,633,922	3,449,890

Loss from operations	(5,633,922)	(3,449,890)

Other income (expense)
Interest expense	(3,088)	(90,466)
Forgiveness of Debt	-	420,345
Total other income (expenses)	(3,088)	329,879

Net loss	$(5,637,009)	$(3,120,010)

Other comprehensive income (loss)
Foreign currency translation adjustment	6,577	130,050

Comprehensive loss	$(5,630,432)	$(2,989,961)

Loss per common share - basic and diluted	$(0.09)	$(0.08)

Weighted average shares outstanding during the period - basic and diluted	59,411,522	41,556,365

The accompanying notes are an integral part of these audited consolidated financial statements.

Global 8 Environmental Technologies, Inc.
(Formerly Organic Recycling Technologies, Inc.)
Statement of Shareholders’ Deficiency

	Common Stock				Accumulated
	Shares	Amount	Paid in Capital	Common Stock to be Issued	Other Comprehensive Loss	Accumulated Deficit	Total

Balance - September 30, 2006	36,523,700	$36,524	$11,900,390	$225,141	$(562,177)	$(16,103,239)	$(4,503,361)

Foreign currency translation adjustment	-	-	-	-	130,050	-	130,050

Stock issued on subscriptions for cash	9,866,775	9,867	4,827,818	(131,699)	-	-	4,705,986

Cost of raising capital	-	-	(1,252,366)	-	-	-	(1,252,366)

Issuance of shares to related party	1,230,604	1,231	576,724	-	-	-	577,955

Stock to be issued for cash	-	-	-	437,225	-	-	437,225

Net loss	-	-	-	-	-	(3,120,010)	(3,120,010)

Balance - September 30, 2007	47,621,079	$47,621	$16,052,567	$530,666	$(432,127)	$(19,223,249)	$(3,024,522)

Sale of stock for cash	12,726,737	12,727	5,852,654	(511,115)	-	-	5,354,266

Cost of raising capital	-	-	(1,243,577)	-	-	-	(1,243,577)

Sale of stock to related party for cash	3,300,000	3,300	821,700	-	-	-	825,000

Shares to be issued to third parties for services	-	-	-	620,835	-	-	620,835

Shares to be issued for cash	-	-	-	221,581	-	-	221,581

Shares to be issued for debt settlement	-	-	-	229,407	-	-	229,407

Shares issued for settlement of debt to
related party	5,514,336	5,514	1,638,410	-	-	-	1,643,924

Foreign currency translation adjustment	-	-	-	-	6,577	-	6,577

Net loss	-	-	-	-	-	(5,637,009)	(5,637,009)

Balance - September 30, 2008	69,162,152	$69,162	$23,121,753	$1,091,374	$(425,550)	$(24,860,258)	$(1,003,519)

The accompanying notes are an integral part of these audited consolidated financial statements.

Global 8 Environmental Technologies, Inc.
(Formerly Organic Recycling Technologies, Inc.)
Statement of Cash Flows

	Twelve Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,637,009)	$(3,120,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,221	2,490
Stock issued for services	-	577,955
Shares to be issued for debt settlement	229,407	-
Forgiveness of debt	-	(750,000)
Stock issued to related parties for debt settlement	(1,278,199)	-
Increase (Decrease) in current assets:
Increase in non-trade receivables	(19,456)	(43,018)
Increase in prepaid expenses	(123,996)	(14,526)
Increase (Decrease) in current liabilities:
Increase in accounts and fees payable	1,719,391	(32,098)
Increase in due to related parties	-	174,362
Increase (Decrease) in payables and accrued expenses	(346,334)	1,343,598
Increase in shares to be issued	620,835	-
NET CASH USED IN OPERATING ACTIVITIES	(4,832,140)	(1,861,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(172,715)	(8,206)
NET CASH USED IN INVESTING ACTIVITIES	(172,715)	(8,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	4,935,685	3,890,844
Proceeds for shares to be issued	221,581	-
Proceeds of short term notes from related parties	14,448	369,050
Repayments of short term notes to related parties	(771,980)	(1,821,476)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,399,738	2,438,419

EFFECT OF FOREIGN CURRENCY TRANSLATION	6,577	130,050

INCREASE (DECREASE) IN CASH	(598,540)	699,014

CASH AT THE BEGINNING OF THE PERIOD	761,365	62,351

CASH AT THE END OF THE PERIOD	$162,825	$761,365

SUPPLEMENTAL DISCLOSURES
Noncash Investing and Financing Activities
Stock subscriptions to be issued in exchange for short term notes from related parties	$1,643,924	$-
Stock subscriptions to be issued in exchange for payables and fees from related parties	$-	$577,955
Stock subscriptions issued in exchange for consulting contract	$620,835	$285,249
Purchase of land	$732,008	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY – ORGANIC RECYCLING TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Global 8 Environmental Technologies, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 15, 1995 under the name Home.Web, Inc. The Company’s current business activities, which began in the second quarter of 2005, include partnering with technology leaders to utilize and apply waste management and recycling technologies and bring these technologies to the forefront through application in today’s waste crisis. This positively impacts the world’s environment and creates a clean and healthy global community for the next generation in a way, which provides environmental and financial benefits to all our stakeholders. The Company is seeking to acquire revenue generating businesses or projects with long term potential that will enable the Company to generate revenues to fund the current business plan in the waste management and recycling market. On July 7, 2005, the Company changed its name from EAPI Entertainment, Inc. to Organic Recycling Technologies, Inc. and then changed to Global 8 Environment Technologies, Inc. made effective on May 7, 2008.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations have been included.

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

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY – ORGANIC RECYCLING TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONT.)

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

Revenue Recognition Policy

The Company recognizes revenue as the services are provided. The Company follows the guidelines in compliance with Staff Accounting Bulletin (SAB) 104. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. The Company has not earned any revenues during the years ended September 30, 2008 and 2007, respectively.

Advertising and Marketing Cost

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the years ended September 30, 2008 and 2007 amounted to $321,096 and $219,461, respectively.

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Duro Enzyme Solutions, Inc. – Canada and its five subsidiaries as well as EAPI Center Inc., is the Canadian Dollar. The September 30, 2008 financial statements of the Company were translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transactions occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder’s equity as other comprehensive income or (loss). Foreign currency transaction gains and losses are included in consolidated income (loss). During the years ended September 30, 2008 and 2007, foreign currency translation gain of $6,577 and $130,050, respectively, are included in the accompanying consolidated statements of operations and other comprehensive loss.

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY – ORGANIC RECYCLING TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONT.)

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

Stock-Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Issuance of Shares for Services

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51". The objective of this statement is to establish new accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the consolidated financial statements.

In May 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY – ORGANIC RECYCLING TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONT.)

Reclassification

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on the previously issued financial statements of the Company.

NOTE 2:  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,
	2008	2007
Land	$732,008	$-
Office Furniture & Equipment	16,409	12,105
Computer Software	2,395	1,134
Website Engine	39,256	-
Capital Projects In Progress	127,666	-
	917,734	13,239
Accumulated depreciation	(6,735)	(3,742)
	$910,999	$9,497

The Company purchased an agricultural land for its recycling business from Dynasty Farms (Alta) Ltd., a related party, for CN$760,000 (equivalent to $732,008) in Clearwater County, Alberta, Canada. The Company agreed to issue common shares valued at CN$200,000 (equivalent to $192,634) and executed on September 18, 2008 a convertible promissory note with Dynasty Farms (Alta) Ltd., for a principal sum of CN$ 560,000 (equivalent to $539,374), interest bearing at 10% per annum, and payable over a 12 month period.

Depreciation expense for the years ended September 30, 2008 and 2007 was $3,221 and $2,383, respectively.

NOTE 3: RELATED PARTY TRANSACTIONS

The Company’s affiliates provide consulting and business advisory services to the Company on an ongoing basis. A total of $3,454,416 in fees were incurred and accrued in consultant services by two (2) companies which are owned and controlled by a shareholder and creditor of the Company that the SEC classifies as a promoter, for the year ended September 30, 2008. This promoter was paid in cash by the Company $3,231,640 for consulting services during the year ended September 30, 2008 from the sale of Company stock under Regulation S exemption. These two entities advanced the Company proceeds of $14,448 for the year ended September 30, 2008. During the year ended September 30, 2008 one of the entities was paid cash of $771,980 in debt repayments from proceeds of the sale of the Company’s stock. These entities were paid in stock of the Company in the amounts of $1,643,924 for debt repayment for the year ended September 30, 2008. Total amounts of short term notes payable to the companies controlled by this promoter at the end of September 30, 2008 were $669,740. These short term notes payable are for a one year term, interest bearing at 10% per annum, and convertible in whole or in part into shares of the common stock of the Company at the discretion of the note holders, at fair market value of the common stock on the date of conversion. During the year ended September 30, 2008, the promoter converted $1,252,119 of unpaid accrued expenses to notes payable.

For the year ending September 30, 2008, seven (7) other related parties (Board Member, Officers, Management or affiliated companies) charged the Company $598,394 in consulting fees. Of the amounts billed to the Company by these related parties, $527,034 was paid in cash and the balance was accrued in short term liabilities. The total outstanding and unpaid balance payable to these related parties was $71,360 at September 30, 2008 which is included in current liabilities in the accompanying financial statements.

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY – ORGANIC RECYCLING TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 4:  COMMON STOCK TO BE ISSUED

The Company issues common stock to related parties and outside consultants as compensation for providing services to the Company and for cash received for subscription of common shares. The common stock is valued at the fair value of the common shares at the date of issuance. Common stock to be issued consists of the following:

Balance – September 30, 2006	$225,141
Stock issued for subscription of shares	(131,699)
Stock to be issued for subscription of shares	437,225
Balance – September 30, 2007	$530,666
Stock issued for cash and services	(511,115)
Stock to be issued for services	620,835
Stock to be issued for subscription of shares	221,581
Stock to be issued for debt settlement	229,407
Balance – September 30, 2008	$1,091,374

NOTE 5: INCOME TAXES

Income tax expense (benefit) for the years ended September 30, 2008 and 2007 is summarized as follows:

	2008	2007

Current:
Federal	(1,916,583)	(1,060,804)
Deferred taxes	1,916,583	1,060,804
Income tax expense (benefit)	$--	$--%

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations at September 30, 2008 and 2007:

	2008	2007

Tax expense (credit) at statutory rate-federal	(34%)	(34%)
Foreign income not recognized in US	34%	34%
Canada income tax	35%	35%
Tax expense at actual rate	35%	35%

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at September 30, 2008 are as follows:

Deferred tax assets:
Net operating loss carry forward	$8,452,488
Total gross deferred tax assets	8,452,488
Less valuation allowance	(8,452,488)
Net deferred tax assets	$--

At September 30, 2008, the Company had accumulated deficit carry forwards of approximately $24,860,259 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2026.

The net change in the valuation allowance during the year ended September 30, 2008 and 2007 was an increase of $1,916,583 and $1,060,804, respectively. The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized.

No provision is being made for state income tax for the years ending September 30, 2008 and 2007 since all operations of the Company are in Canada.

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY – ORGANIC RECYCLING TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 6: COMMON STOCK

During the year ended September 30, 2008, the Company issued 5,514,336 shares of common stock valued at $1,643,924 in satisfaction of short-term loans payable to a related party. The common shares were valued at the fair value of shares on the date of issuance. The Company also issued under private placements 12,726,737 shares of common stock on subscription agreements for cash proceeds of $4,935,689, net of cost of raising capital of $1,243,577 and shares issued valued at $511,115 for which cash and services were received during the year ended September 30, 2007; b) sold 3,300,000 to a related party for cash proceeds of $825,000; c) received cash proceeds of $221,581 for 475,000 common shares to be issued; d) shares to be issued and valued at $229,407 for debt settlement; and e) received services from third parties during the year ended September 30, 2008 valued at $620,835for which the common shares have not been issued as of September 30, 2008.

In connection with the common stock subscription agreements, the Company had issued warrants to purchase 39,959,475 shares of common stock expiring twelve months from the issuance of the common shares. During the year ended September 30, 2008, warrant holders exercised 1,439,443 of their warrants. The Company extended the terms of the warrants expiration date by twelve months from the date of issuance. Warrants outstanding at September 30, 2008 are as follows:

Exercise Price	Warrants Issued
CDN $0.10	10,000
CDN $0.25	810,000
CDN $0.35	470,000
CDN $0.65	55,000
CDN $0.75	220,500
CDN $1.00	196,207
US $0.08	10,000
US $0.28	4,000
US $0.30	1,223,583
US $0.35	3,034,000
US $0.40	114,550
US $0.50	2,775,626
US $0.55	755,743
US $0.60	2,728,723
US $0.66	220,000
US $0.70	2,027,652
US $0.75	21,390,901
US $1.00	586,018
US $1.25	24,972
Total	39,959,475

NOTE 7: EARNINGS (LOSS) PER SHARE

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

	For the Year Ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net loss available to common stockholders
Basic and diluted earnings per share	$(5,637,009)	59,411,522	$(0.09)

	For the Year Ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net loss available to common stockholders
Basic and diluted earnings per share	$(3,120,011)	41,556,365	$(0.08)

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(FORMERLY – ORGANIC RECYCLING TECHNOLOGIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 8: COMMITMENT AND CONTINGENCIES

Operating Lease Commitment

The company leases office space from a third party under a month-to-month operating lease agreement. Monthly rent expense under the lease is $1,700 per month. Rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the lease property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Rent expense for the years ended September 30, 2008 and 2007 was $9,454 and $11,350, respectively.

Employment Agreement

On October 1, 2008, the Company entered into an employment agreement with its President and Chief Executive Officer for a three year period, to provide salary, bonuses and other fringe benefits. The Company agreed to pay a signing bonus of $50,000 and 1,500,000 common shares upon signing of the employment agreement. On September 30, 2008, the Company paid $25,000 of the $50,000 of the signing bonus due to its President and Chief Executive Officer and recorded the expense as prepaid expense.

Future minimum salary commitments pursuant to the terms of the employment agreement are as follows:

Year Ending September 30,	Amount
2009	$230,000
2010	207,000
2010	238,050
$675,050

Consulting Agreements

On March 24, 2008, the Company entered into a consulting agreement for one year with a director whereby, the Company is obligated to grant 75,000 shares of its common stock per calendar quarter commencing April 1, 2008. Future minimum compensation commitments pursuant to the terms of the consulting agreement require the Company to issue 150,000 shares of common stock for the year ended September 30, 2009.

On October 1, 2008, the Company renewed a consulting agreement for one year with Mr. Chad Burback to serve as the Company’s Chief Financial Officer for a monthly consulting fee of $7,000 CDN (equal to approximately $6,938). Future minimum compensation commitments pursuant to the terms of the consulting agreement require the Company to pay $83,256 for the year ended September 30, 2009.

NOTE 9: GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss for the year ended September 30, 2008 of $5,637,009, cash used from operations of $4,832,140, a working capital deficiency of $1,914,519 and a shareholders’ deficit of $1,003,519 which raises a substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 10: SUBSEQUENT EVENTS

The Company received subscriptions for issuances of 1,370,476 shares of common stock and 1,370,476 warrants for cash proceeds of $676,640 subsequent to September 30, 2008.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 24, 2008, Hawkins Accountancy (“Hawkins”) was dismissed as our independent auditor. The decision to dismiss Hawkins was approved by our Board of Directors upon recommendation by its audit committee. Hawkins served as our independent auditor for the fiscal year ended September 30, 2007. Hawkins report on our consolidated financial statements for the year ended September 30, 2007 (the “Report”) did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. However, the Report was modified to include an explanatory paragraph wherein Hawkins expressed substantial doubt about our ability to continue as a going concern.

During the fiscal year ended September 30, 2007, and during the period from October 1, 2007 until June 23, 2008, there were no disagreements with Hawkins on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to Hawkins satisfaction, would have caused Hawkins to make reference thereto in their Report on our financial statements for this fiscal year.

On June 24, 2008, we engaged a PCAOB registered accounting firm Gruber & Company, LLC (“Gruber”), Certified Public Accountants, as our independent accountant to report on our consolidated balance sheet as of September 30, 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. The decision to appoint Gruber was approved by our Board of Directors upon recommendation by our audit committee. Prior to engaging the new accountant, we did not consult with Gruber regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on our financial statements, and neither written nor oral advice was provided that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue.

During the two most recent fiscal years, we had no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of our auditors, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the Company’s financial statements for such years and interim periods.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of September 30, 2008. Management’s assessment of internal control over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of September 30, 2008.

The effectiveness of our internal control over financial reporting as of September 30, 2008 has not been audited by Gruber and Company, LLC, an independent registered public accounting firm. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following information sets forth the names of the Company’s officers and directors, their present positions with the Company, and their biographical information:

Name	Age	Position
Javan Khazali	45	Chief Executive Officer, President and Director
Chad Burback	30	Chief Financial Officer and Director
Michael Brown	58	Director
Julio Ferreira	50	Director

Javan Khazali – CEO, President and Director

On October 1, 2008, Mr. Khazali was appointed as the Chief Executive Officer and Director. Mr. Khazali has more than 18 years of experience at the senior executive level in both private and public sectors with main focus on services, telecommunications, and financial media industry segments. He has broad based experience in the areas of corporate restructuring & reorganization, business development, operations, and management consulting. Prior to joining the Registrant and since January 2006, Mr. Khazali served as the Chief Operating Officer of Financial Media Group, Inc and a member of the Board of Directors. Mr. Khazali had served as the Chief Executive Officer and a director of the Financial Media Group since November 2004 at which time he was responsible for corporate governance, compliance, business development and operations. Prior to joining Financial Media Group, Mr. Khazali worked for Cypost Corporation ("Cypost"), initially as Vice-President (Administration) in 2001 and later served as Chief Executive Officer of Cypost from 2002 to 2003. In 2003, the directors of Cypost filed a Chapter 7 Bankruptcy. During the bankruptcy proceedings, Mr. Khazali assisted Cypost in financial distress negotiations, bankruptcy litigations and helped resolve disputes between Cypost and debt holders, lenders, bank groups, and equity holders. From 1985 to 2000, Mr. Khazali held numerous senior level positions in the food service sector including as a managing partner of two successful restaurants located in Western Canada. He also served as the director of operations of privately held restaurant chain located in various cities of United States and Western Canada having over 300 employees.

Chad Burback – Chief Financial Officer, Secretary, Treasurer and Director

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

Julio Ferreira – Director

 Mr. Ferreira was appointed a director on October 8, 2008. Mr. Ferreira is an accomplished environmentalist and business professional with nearly two decades of experience as a negotiator and consultant for projects focused on ecological marketing. He has extensive expertise in full-service marketing and investment guidance for domestic and international corporations. He is the Co-Founder of the Brazil-U.S. Green Technology Trade Association, an organization focused on building cooperation between the United States and Brazil in the areas of green technology and alternative energy. From 2004-2007, Mr. Ferreira served as Managing Partner of Sphaera International Partnerships, a full-service marketing and public relations firm. In 2003, he served as the Special Environment Secretary for the city of Santa Rita de Jacutinga, in Brazil.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information as to the Company's named executive officers for each of the Company's fiscal year ended September 30, 2008 and 2007. No other compensation was paid to any such named executive officers other than the compensation set forth below.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year Ended September 30,	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Edwin Kroeker (President and Chief Executive Officer)(1)	2008 2007	116,951 73,803	- 0 - - 0 -	- 0 - - 0 -	- 0 - - 0 -	- 0 - - 0 -	- 0 - - 0 -	116,951 73,803
Chad Burback Chief Financial Officer	2008 2007	83,253 - 0 -	-0- - 0 -	-0- - 0 -	-0- - 0 -	-0- - 0 -	-0- - 0 -	83,253 - 0 -

(1) Mr. Kroeker was appointed as CEO and President of the Company effective March 7, 2007. Mr. Kroeker resigned from his position on September 30, 2008.
(2) Mr. Gardner served as CEO and President from April 24, 2006 and resigned on March 6, 2007.

COMPENSATION OF DIRECTORS

Directors are not compensated for their service as directors. All directors are reimbursed for any reasonable expenses incurred in the course of fulfilling their duties as a director of the Company. In addition, Firhurst Enterprises, a company of which Mr. Peter Gardner is a principal shareholder, was paid $63,431 as consulting fees during the year ended September 30, 2008. Furthermore, consulting fees of $104,067 was paid to Mr. Michael Brown during the year ended September 30, 2008 pursuant to a consulting agreement executed with the Company on March 24, 2008.

EMPLOYMENT AGREEMENTS

On October 1, 2007, we entered into an agreement for one year with Mr. Chad Burback to serve as the Company’s Chief Financial Officer for a monthly consulting fee of $7,000 CDN (equal to approximately $6,938 US). The Company does not compensate Mr. Burback for acting as the Secretary of the Company.

On October 1, 2008, we entered into an employment agreement with Javan Khazali to serve as the President and Chief Executive Officer for a three year period. Mr. Khazali’s annual base salary is $180,000 for the twelve months period ended September 30, 2009, $207,000 for the year ended September 30, 2010 and $238,050 for the year ended September 30, 2011. In addition to the base compensation, Mr. Khazali shall receive bonuses from the Company as determined by the Board of Directors based upon the performance of the company. We agreed to pay a signing bonus of $50,000 and 1,500,000 common shares upon signing of the employment agreement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 30, 2008 certain information known to the Company regarding the beneficial ownership of the Company’s common stock, and as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares; (iii) all executive officers and directors as a group; and (ii) each shareholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES OF COMMON STOCK	PERCENTAGE OF COMMON STOCK(1)

DIRECTORS AND OFFICERS
Common Stock	Edwin Kroeker CEO, President, and Director 210 Broadway, Unit 208, Orangeville, Ontario L9W 5G4	70,000	0.1%
Common Stock	Peter Gardner Secretary and Director 210 Broadway, Unit 208, Orangeville, Ontario L9W 5G4	23,476	0.0%
Common Stock	Chad Burback Chief Financial Officer, Treasurer and Director 210 Broadway, Unit 208, Orangeville, Ontario L9W 5G4	640,000	0.9%
Common Stock	Michael D. Brown Director 30 Tierra Verde Court Walnut Creek, CA 94598	550,000	0.8%
Common Stock	All Officers and Directors as a Group (5 persons)	1,283,476	1.9%

5% BENEFICIAL SHAREHOLDERS
Common Stock	René Branconnier 8412 Armstrong Road, Langley, BC V1M 3P5 Canada	15,166,439	21.9%(2)

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of January 9, 2009, there were 70,562,356 shares of the Company’s common stock issued and outstanding.

(2)
Includes (a) 6,716,060 shares of common stock and warrants to purchase 6,716,060 shares of common stock owned by Milverton Capital Corporation, of which Mr. Branconnier is a controlling shareholder, (b) 674,884 shares of common stock owned by 529473 BC Ltd., of which Mr. Branconnier is a controlling shareholder, (c) 680,435 shares of common stock owned by Dynasty Farms Ltd., of which Mrs. Branconnier is a controlling shareholder through Sanclair Holdings Ltd. and (d) 379,000 shares of common stock owned by Sharon Branconnier, Mr. Branconnier’s wife. All of the warrants are exercisable between $0.25 to $0.75 per share and they all expire in August 2009. The percentage ownership has been calculated assuming the exercise of all of the aforementioned warrants. Mr. Branconnier is the uncle of Chad Burback, the Company’s Chief Financial Officer. Mr. Branconnier disclaims any beneficial interest in any of the securities owned directly or indirectly by Mr. Chad Burback.

CHANGE IN CONTROL

The Company is not aware of any arrangement that might result in a change in control in the future.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Out of the net cash proceeds received by the Company for the year ended September 30, 2008, from the sale of common stock $6,690,381 and from short term loans $14,448 totaling $6,704,829, the Company paid to affiliates and related parties $4,530,653 for management consulting services and repayment of loans. In addition, the Company sold and issued 5,514,336 shares of its common stock to related parties. As of September 30, 2008, the Company owes $669,740 to related parties for (i) past consulting services, (ii) interest and principal on monies loaned, and (iii) accrued expenses, including rental expense. The following sets forth the transactions between the Company and affiliates and related parties during the year ended September 30, 2008.

Milverton Capital Corporation

Milverton Capital Corporation is a private company owned by Mr. René Branconnier. In March 1, 2005, the Company entered into a consulting agreement with Milverton to provide accounting, management and consulting services, for an annual fee of $1,200,000. The contract expired in March 2007 was renewed for another year for an annual fee of $1,800,000. In addition to the consulting agreement, the Company entered into an agreement with Milverton for research and development of environmental technologies at cost plus. Milverton earned $3,231,640 in fees for the year ended September 30, 2008. The Company is indebted to Milverton for $1,087 as of September 30, 2008.

Sanclair Holdings Ltd.

Sanclair Holdings Ltd. is a private company owned by Ms. Sharon Branconnier, the wife of René Branconnier. The Company entered into a consulting contract with Sanclair to provide consulting and sundry services, and office accommodation for an annual fee of $222,000 CAD. The Company is indebted to Sinclair $359,918 as of September 30, 2008.

Dynasty Farms (Alta) Ltd. (“Dynasty Farms”)

Dynasty Farms is a private company owned by Ms. Sharon Branconnier, the wife of Mr. Rene Branconnier. On September 18, 2008, the Company purchased an agricultural land for its recycling business from Dynasty Farms, a related party, for CN$760,000 (equivalent to $732,008) in Clearwater County, Alberta, Canada. The Company agreed to issue common shares valued at CN$200,000 (equivalent to $192,634) and executed a convertible promissory note with Dynasty Farms for a principal sum of CN$ 560,000 (equivalent to $539,374), interest bearing at 10% per annum, and payable over a 12 month period. As of September 30, 2008, the Company is indebted to Dynasty Farms a principal sum of $539,374.

ITEM 13.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the two most recently completed fiscal years ended September 30, 2008 and 2007 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30, 2008	Year Ended September 30, 2007
Audit Fees	$60,000	84,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$60,000	$84,000

PART IV

ITEM 14.  EXHIBITS

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation dated February 5, 2001(4)
3.2	Amended and Restated Bylaws dated January 8, 2001(4)
4.1	Specimen Stock Certificate for Shares of Common Stock of the Company(2)
10.1	Lease Agreement dated December 12, 2001(4)
10.2	License and Distribution Agreement between 529473 B.C. Ltd. and Duro Enzyme Solutions Inc. (U.S.), as amended, dated September 21, 2000(3)
10.3	Research and Development Services Agreement between 529473 B.C. Ltd. and Duro Enzyme Solutions Inc. (Canada), as amended, dated September 21, 2000(1)
10.4	Research and Development Services Agreement between 529473 B.C. Ltd. and Duro Enzyme Solutions Inc. (U.S.), as amended, dated September 21, 2000(1)
10.5	Termination of License Agreements between the Duro Enzyme Solutions Inc. (Nevada), Duro Enzyme Solutions Inc. (B.C.) and 529473 B.C. Ltd. dated May 5, 2003(6)
10.6	Agreement with Waste Consultants Limited dated April 6, 2005
10.7	Consulting Agreement with HDR Brown Vence and Associates, Inc., dated June 14, 2006
10.8	Agreement with Foshan Public Utility Management Chinese Company dated June 21, 2005
10.9
Joint Venture Agreement entered into on September 28, 2005 between Organic Recycling Technologies (China) Inc., a wholly-owned subsidiary of the Company and Chongquing Jinxibeina Complete Equipment Import & Export Co.

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

ORGANIC RECYCLING TECHNOLOGIES INC.

By:	/s/ Javan Khazali
Javan Khazali
Chief Executive Officer, President and Director

Date:	January 12, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Javan Khazali
Javan Khazali
President and Chief Executive Officer
(Principal Executive Officer), Director

Date:	January 12, 2009

By:	/s/ Chad Burback
Chad Burback
Chief Financial Officer
(Principal Financial Officer), Treasurer, Director

Date:	January 12, 2009

By:	/s/ Michael D. Brown
Michael D. Brown
Director

Date:	January 12, 2009