Form 10-Q
period 2008-12-31
GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC.
filed 2009-02-20
CIK 1040227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended December 31, 2008

[ ]   TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transitional period from ______ to ______

Commission File No. 000-30096

Global 8 Environmental Technologies, Inc.
(Exact name of registrant as specified in its charter)

ORGANIC RECYCLING TECHNOLOGIES, INC.
(Former name, former address and former fiscal year, if changed  since last report)

Nevada	77-0454933
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

620 Newport Center Drive, Suite 1100, Newport Beach, CA 92660
(Address of principal executive office) (Zip code)

(949) 718-4425
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

As of February 19, 2009, there were 75,570,792 shares of registrant’s common stock outstanding.

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC.

TABLE OF CONTENTS

Report on Form 10-Q
for the quarter ended December 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	September 30, 2008
	(Unaudited)
ASSETS

Current assets
Cash	$29,749	$162,825
Non-trade receivable	72,588	85,488
Prepaid expenses	155,884	188,524
Total current assets	258,221	436,836

Property and equipment, net	784,028	910,999

TOTAL ASSETS	$1,042,249	$1,347,836

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
Accounts and fees payable	795,134	821,361
Payable and accrued expenses	702,742	860,254
Short term notes to related parties	562,407	669,740
Total current liabilities	2,060,283	2,351,355

TOTAL LIABILITIES	2,060,283	2,351,355

Shareholders' deficiency
Preferred stock, 40,000,000 shares authorized,
$0.001 par value, 0 shares outstanding	$-	$-
Common stock, 500,000,000 authorized,
$0.001 par value, 70,532,628 and 69,162,152
outstanding, respectively	70,533	69,162
Paid in capital	23,701,957	23,121,753
Common stock to be issued	1,243,693	1,091,374
Accumulated comprehensive loss	(293,881)	(425,549)
Accumulated deficit	(25,740,336)	(24,860,259)
Total shareholders' deficiency	(1,018,034)	(1,003,519)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$1,042,249	$1,347,836

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Month Periods Ended December 31,
	2008	2007

Revenues	$-	$-

Expenses
Advertising	12,848	18,589
Depreciation	785	651
Consulting and professional fees	812,703	994,378
Rent, utilities and telephone	11,974	48,543
Office and administration	14,940	5,667
Investor relations & communication	2,016	4,652
Travel, meals and entertainment	9,671	13,461
Total expenses	864,937	1,085,941

Loss from operations	(864,937)	(1,085,941)

Other income (expense)
Interest expense	(15,140)	(955)
Total other income (expenses)	(15,140)	(955)

Net loss	(880,077)	(1,086,896)

Other comprehensive income (loss)
Foreign currency translation adjustment	131,669	(21,735)

Comprehensive loss	$(748,408)	$(1,108,631)

Loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding during the period
- basic and diluted	69,912,130	52,049,925

* Weighted average diluted number of shares are considered the same as basic weighted average number of shares as the effect of diluted securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Month Periods Ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(880,077)	$(1,086,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	785	651
Stock issued to related parties for debt settlement	8,082	-
Increase (Decrease) in current assets:
Increase in non-trade receivables	12,900	(14,008)
Increase in prepaid expenses	32,639	(39,272)
(Increase) Decrease in expense relating to capital projects	-	(39,458)
Increase (Decrease) in current liabilities:
Increase in accounts and fees payable	(26,229)	373,695
Increase (Decrease) in payables and accrued expenses	(157,510)	(294,548)
Increase in shares to be issued	102,922	-
NET CASH USED IN OPERATING ACTIVITIES	(906,488)	(1,099,836)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	571,311	1,730,958
Proceeds for shares to be issued	49,397	-
Repayments of short term notes to related parties	(4,089)	(802,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	616,619	928,458

EFFECT OF FOREIGN CURRENCY TRANSLATION	156,793	(55,265)

INCREASE (DECREASE) IN CASH	(133,076)	(226,643)

CASH AT THE BEGINNING OF THE PERIOD	162,825	761,365

CASH AT THE END OF THE PERIOD	$29,749	$534,722

SUPPLEMENTAL DISCLOSURES:

Noncash Investing and Financing Activities
Stock subscriptions to be issued in exchange for short term notes from related parties	$10,264	$-
Stock subscriptions to be issued in exchange for payables and fees from related parties	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Global 8 Environmental Technologies, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 15, 1995 under the name Home. Web, Inc. The Company’s current business activities, which began in the second quarter of 2005, include partnering with technology leaders to utilize and apply waste management and recycling technologies and bring these technologies to the forefront through application in today’s waste crisis. This positively impacts the world’s environment and creates a clean and healthy global community for the next generation in a way, which provides environmental and financial benefits to all our stakeholders. The Company is seeking to acquire revenue generating businesses or projects with long term potential that will enable the Company to generate revenues to fund the current business plan in the waste management and recycling market. On July 7, 2005, the Company changed its name from EAPI Entertainment, Inc. to Organic Recycling Technologies Inc. and then changed its name to Global 8 Environmental Technologies, Inc. effective May 7, 2008.

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

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Revenue Recognition Policy

The Company recognizes revenue as the services are provided. The Company follows the guidelines in compliance with Staff Accounting Bulletin (SAB) 104. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. The Company has not earned any revenues during the three months ended December 31, 2008 and 2007, respectively.

Advertising and Marketing Cost

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the three months ended December 31, 2008 and 2007 were $12,848 and $18,589, respectively.

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Duro Enzyme Solutions, Inc. – Canada and its five subsidiaries as well as EAPI Center Inc., is Canadian Dollar. The December 31, 2008 financial statements of the Company were translated to United States dollars using quarter-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transactions occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder’s equity as other comprehensive income or (loss). Foreign currency transaction gains and losses are included in consolidated statements of operations and comprehensive loss. During the three months ended December 31, 2008, the Company recorded foreign currency translation gain of $131,669 compared to translation loss of $21,375 during the same periods of 2007.

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

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51". The objective of this statement is to establish new accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.

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

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reclassification

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on the previously issued financial statements of the Company.

NOTE 2:  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2008	September 30, 2008
	(Unaudited)

Land	$621,550	$732,008
Office Furniture & Equipment	13,933	16,409
Computer Software	2,033	2,395
Website Engine	33,332	39,256
Capital Projects In Progress	119,676	127,666
	790,524	917,734
Accumulated depreciation	(6,496)	(6,735)
	$784,028	$910,999

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

Depreciation expense for the three months period ended December 31, 2008 and 2007 was $785 and $651, respectively.

NOTE 3: RELATED PARTY TRANSACTIONS

The Company’s affiliates provide consulting and business advisory services to the Company on an ongoing basis. A total of $577,518 in fees were incurred and accrued in consultant services by two (2) companies which are owned and controlled by a shareholder and creditor of the Company that the SEC classifies as a promoter, for the three months period ended December 31, 2008. This promoter was paid in cash by the Company $531,652 for consulting services during the three months period ended December 31, 2008 from the proceeds from sale of Company’s common stock under Regulation S exemption. These two entities advanced the Company proceeds of $8,082 for the three months period ended December 31, 2008. During the three months period ended December 31, 2008 one of the entities was paid cash of $4,089 in debt repayments from proceeds of the sale of the Company’s stock. These entities were paid in stock of the Company in the amounts of $10,264 for debt repayment for the three months period ended December 31, 2008. Total amounts of short term notes payable to the companies controlled by this promoter at the end of December 31, 2008 were $562,407. These short term notes payable are for a one year term, interest bearing at 10% per annum, and convertible in whole or in part into shares of the common stock of the Company at the discretion of the note holders, at fair market value of the common stock on the date of conversion.

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three months period ended December 31, 2008, five (5) other related parties (Board Member, Officers, Management or affiliated companies) charged the Company $175,391 in consulting fees. Of the amounts billed to the Company by these related parties, $111,589 was paid in cash and the balance was accrued in short term liabilities. The total outstanding and unpaid balance payable to these related parties was $63,802 at December 31, 2008 which is included in current liabilities in the accompanying financial statements.

NOTE 4:  COMMON STOCK TO BE ISSUED

The Company issues common stock to related parties and outside consultants as compensation for providing services to the Company and for cash received for subscription of common shares. The common stock is valued at the fair value of the common shares at the date of issuance. Common stock to be issued consists of the following:

Balance – September 30, 2007	$530,666
Stock issued for cash and services	(511,115)
Stock to be issued for services	620,835
Stock to be issued for subscription of shares	221,581
Stock to be issued for debt settlement	229,407
Balance – September 30, 2008	$1,091,374
Stock to be issued for services	96,379
Stock to be issued for subscription of shares	49,397
Stock to be issued for debt settlement	6,543
Balance – December 31, 2008	$1,243,693

NOTE 5: COMMON STOCK

During the three months ended December 31, 2008, the Company a) issued under private placements 1,350,316 shares of common stock on subscription agreements for cash proceeds of $571,311, net of cost of raising capital of $69,615, b) received services from third parties valued at $96,379 for which the common shares have not been issued; c) agreed to issue shares to related parties valued at $6,543 for debt settlement; d) agreed to issue shares for receipt of cash proceeds of $49,397; and e) issued 20,160 shares of common stock to related parties valued at $10,264 for settlement of debt. The common shares issued during the three months period ended December 31, 2008 were valued at the fair value of shares on the date of issuance

In connection with the common stock subscription agreements, the Company had issued warrants to purchase 40,959,131 shares of common stock expiring twelve months from the issuance of the common shares. During the three months period year ended December 31, 2008, warrant holders exercised 185,410 of their warrants. The Company extended the terms of the warrants expiration date by twelve months from the date of issuance. Warrants outstanding at December 31, 2008 are as follows:

Exercise Price	Warrants Issued
CDN $0.10	10,000
CDN $0.25	810,000
CDN $0.35	470,000
CDN $0.65	55,000
CDN $0.75	220,500
CDN $1.00	196,207
US $0.08	10,000
US $0.28	4,000
US $0.30	4,523,583
US $0.35	3,034,000
US $0.40	116,550
US $0.50	2,775,626
US $0.55	755,743
US $0.60	2,728,723
US $0.66	220,000
US $0.70	2,027,652
US $0.75	22,390,557
US $1.00	586,018
US $1.25	24,972
Total	40,959,131

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6: COMMITMENT AND CONTINGENCIES

Operating Lease Commitment

The company leases office space from a third party under a month-to-month operating lease agreement. Monthly rent expense under the lease is $1,700 per month. Rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the lease property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Rent expense for the three months periods ended December 31, 2008 and 2007 was $5,222 and $5,837, respectively.

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

Future minimum salary commitments pursuant to the terms of the employment agreement are as follows:

Year Ending December 31,	Amount
2009	$211,750
2010	214,762
2011	178,538
$605,050

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

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On October 1, 2008, the Company renewed a consulting agreement for one year with Mr. Chad Burback to serve as the Company’s Chief Financial Officer for a monthly consulting fee of $7,000 CDN (equal to approximately $6,938). Future minimum compensation commitments pursuant to the terms of the consulting agreement require the Company to pay $83,256 for the year ended September 30, 2009.

NOTE 7: GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss for the three months period ended December 31, 2008 of $880,077, cash used from operations of $906,488, a working capital deficiency of $1,802,062 and a shareholders’ deficit of $1,018,034 which raises a substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 8: SUBSEQUENT EVENTS

Subsequent to December 31, 2008, the Company a) issued 1,500,000 common shares valued at $300,000 as signing bonus to the Chief Executive Officer in lieu of signing an Employment Agreement; b) issued 100,000 common shares valued at $20,000 to a director for performance of services; c) issued 1,410,400 common shares issued to a related party in redemption of a note payable of $235,289; d) sold 884,920 common shares to a related party for cash proceeds of $231,527; e) sold 1,142,844 shares of common stock to third parties for cash proceeds of $281,711. In addition, the Company issued 2,188,164 warrants at an exercise price of $0.75 in conjunction with the above issuances and sale of common shares.

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

•
On March 31, 2008 the board of directors of the Company and shareholders owning approximately 51.4% of the Company’s issued and outstanding common stock, approved an amendment to the Company’s Articles of Incorporation to change the name of the Company to Global 8 Environmental Technologies, Inc. The Company has filed an information statement on Form 14-C with the Securities and Exchange Commission on April 2, 2008 and a Definitive 14-C were mailed to registered shareholders on April 17, 2008.

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

Operating Costs and Expenses:

Operating expenses for the three months ended December 31, 2008 were $864,937 compared to $1,085,941 for the same periods in 2007. Operating expenses for the three months ended December 31, 2008 decreased by $221,004 when compared to the same period in 2007, primarily due to decrease in advertising expenses of $5,741, decrease in consulting and professional fees of $181,675 from a renegotiated contract with a related party that the SEC defines as a promoter and a reduction of $33,588 in general and administrative expenses.

Interest expense for the three months period ended December 31, 2008 was $15,140 compared to $955 for the same periods in 2007. Interest expense increased significantly primarily due to increase in notes payable of C$560,000 for the purchase of the land as compared to the same period in 2007.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $880,077 for the three months ended December 31, 2008 as compared to a net loss of $1,086,896 for the same period in 2007. Additionally, the Company’s current liabilities exceeded its current assets by $1,802,062 at December 31, 2008. These factors and the Company’s inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about the Company's ability to continue as a going concern. Furthermore, the Company’s independent auditors have issued a going concern opinion on the Company’s audited financial statements for the fiscal year ended September 30, 2008 as the Company did not have sufficient funds available to operate for the next twelve months.

The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

Operating activities: Net cash used in operating activities during the three months period ended December 31, 2008 amounted to $906,488 primarily due to the loss of $880,077 recorded by the Company, decrease in non-trade receivables of $12,900, decrease in prepaid expenses of $32,639, decrease in accounts and fees payable of $26,229, decrease in payables and accrued expenses of $157,510, and increase in value of common shares to be issued of $102,922.

Financing activities: Net cash provided by financing activities during the three months period ended December 31, 2008, amounted to $616,619 primarily due to receipt of $571,311 in cash proceeds from sale of its common stock to accredited investors and related parties, and cash proceeds of $49,397 received for the common shares to be issued. The Company made cash payments of $4,089 in settlement of short term loans to related parties during the three months period ended December 31, 2008.

The Company gained $131,669 in cash during the three months period ended December 31, 2008 as a result of the effect of foreign currency translations.

Due to the above activities, the net decrease in cash amounted to $133,076 during the three months period ended December 31, 2008. The Company’s cash and cash equivalents amounted to $29,749 as of December 31, 2008 compared to a cash balance of $162,825 at September 30, 2008. The Company's working capital deficit amounted to $1,802,062 as of December 31, 2008 largely as a result of Company's accounts and fees payable of $795,134, payables and accrued expenses of $702,742 and short term notes payable to related parties of $562,407.

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

Revenue Recognition Policy

The Company recognizes revenue as the services are provided. The Company follows the guidelines in compliance with Staff Accounting Bulletin (SAB) 104. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. The Company has not earned any revenues during the three months ended December 31, 2008 and 2007, respectively.

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

In compliance with FAS No. 148, for the fiscal year 2008, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4T. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of November 30, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months period ended December 31, 2008, the Company a) sold through a Regulation S offering, 1,350,316 shares of common stock to accredited investors for net cash proceeds of $640,926 and b) issued 20,160 common shares in satisfaction of an outstanding debt of $10,264 to a related party who under the Securities and Exchange Act of 1933 (the “Act”) may be deemed a “promoter.”

The Company has also not issued 119,200 shares of common stock for which it received $49,397 from investors as of December 31, 2008. All common stock sold during the three months period ended December 31, 2008 were sold pursuant to exemption from registration under Regulation S and/or Section 4(2) of the Act.

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

REPORTS ON FORM 8-K
Form 8-K – Filed on October 1, 2008 – SEC Film No. 081099870, Incorporated by Reference
Form 8-K – Filed on October 3, 2008 – SEC Film No. 081107253, Incorporated by Reference
Form 8-K – Filed on October 9, 2008 – SEC Film No. 081116158, Incorporated by Reference

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES INC. (Formerly ORGANIC RECYCLING TECHNOLOGIES INC.)

Date: February 20, 2009	By:	/s/ Javan Khazali
Javan Khazali Chief Executive Officer and President

Date: February 20, 2009	By:	/s/ Chad Burback
Chad Burback Chief Financial Officer and Treasurer