Form 10-Q
period 2009-03-31
GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC.
filed 2009-05-15
CIK 1040227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2009

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
 Yes [ ] No [X]

As of May 14, 2009, there were 84,415,107 shares of registrant’s common stock outstanding.

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC.

TABLE OF CONTENTS

Report on Form 10-Q
For the quarter ended March 31, 2009

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	September 30, 2008

ASSETS

Current assets
Cash	$81,853	$162,825
Non-trade receivable	71,150	85,488
Prepaid expenses	103,936	188,524
Total current assets	256,939	436,836

Property and equipment, net	764,676	910,999

TOTAL ASSETS	$1,021,615	$1,347,836

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
Accounts and fees payable	786,494	821,361
Payable and accrued expenses	701,524	860,254
Short term payables to related parties	612,433	669,740
Total current liabilities	2,100,451	2,351,355

TOTAL LIABILITIES	2,100,451	2,351,355

Shareholders' deficiency
Preferred stock, 40,000,000 shares authorized,
$0.001 par value, 0 shares outstanding	$-	$-
Common stock, 500,000,000 authorized,$0.001 par value,
79,160,577 and 69,162,152 outstanding, respectively	79,161	69,162
Paid in capital	25,145,740	23,121,753
Common stock to be issued	1,497,922	1,091,374
Accumulated comprehensive loss	(521,540)	(425,549)
Accumulated deficit	(27,280,119)	(24,860,259)
Total shareholders' deficiency	(1,078,836)	(1,003,519)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$1,021,615	$1,347,836

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Revenues	$-	$-	$-	$-

Expenses
Advertising	58,585	211,668	71,433	230,257
Depreciation	743	693	1,528	1,345
Consulting and professional fees	1,443,472	1,477,387	2,256,175	2,471,764
Rent, utilities and telephone	4,964	22,186	16,938	70,729
Office and administration	5,948	4,707	20,888	10,374
Investor relations & communication	6,262	189,556	8,278	194,208
Travel, meals and entertainment	5,342	19,839	15,013	33,300
Total expenses	1,525,316	1,926,036	2,390,253	3,011,977

Loss from operations	(1,525,316)	(1,926,036)	(2,390,253)	(3,011,977)

Other income (expense)
Interest expense	(14,466)	(650)	(29,606)	(1,605)
Total other income (expenses)	(14,466)	(650)	(29,606)	(1,605)

Net loss	$(1,539,782)	$(1,926,686)	$(2,419,860)	$(3,013,582)

Other comprehensive income (loss)
Foreign currency translation adjustment	(359,328)	17,386	(227,659)	(4,349)

Comprehensive loss	$(1,899,110)	$(1,909,301)	$(2,647,519)	$(3,017,931)

Loss per common share - basic and diluted	$(0.02)	$(0.04)	$(0.03)	$(0.06)

Weighted average shares outstanding during the period - basic and diluted	70,425,426	54,456,193	70,589,504	53,354,205

* Weighted average diluted number of shares are considered the same as basic weighted average number of shares as the effect of diluted securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENT OF SHAREHOLDERS' DEFICIENCY

	Common stock		Paid in	Common Stock	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	to be issued	Loss	Deficit	Total

Balance - September 30, 2008	69,162,152	$69,162	$23,121,753	$1,091,374	$(425,550)	$(24,860,259)	$(1,003,519)

Sale of stock for cash	6,759,179	6,759	1,510,749	-	-	-	1,517,508
Shares issued	10,000	10	5,790	(5,800)	-	-	-
Warrants exercised	185,410	185	73,979	-	-	-	74,164
Cost of raising capital	-	-	(163,248)	-	-	-	(163,248)
Shares issued to related party for services	1,500,000	1,500	298,500	-	-	-	300,000
Shares issued to third parties for services	1,250,000	1,250	246,000	-	-	-	247,250
Shares to be issued to third parties for services	-	-	-	263,917	-	-	263,917
Shares to be issued for cash	-	-	-	140,430	-	-	140,430
Shares to be issued to related party	-	-	-	8,000	-	-	8,000
Shares issued for settlement of debt to related parties	293,836	294	52,217	-	-	-	52,511
Foreign currency translation adjustment	-	-	-	-	(95,990)	-	(95,990)
Net loss	-	-	-	-	-	(2,419,860)	(2,419,860)
Balance - March 31, 2009	79,160,577	$79,161	$25,145,740	$1,497,922	$(521,540)	$(27,280,119)	$(1,078,836)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Periods Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,419,860)	$(3,013,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,528	1,345
Stock issued to third parties for services	599,761	-
Stock issued to related parties for services	59,761	726,946
(Increase) Decrease in current assets:
(Increase) Decrease in non-trade receivables	14,338	(17,914)
(Increase) Decrease in prepaid expenses	84,587	(62,906)
Increase (Decrease) in current liabilities:
Increase (Decrease) in accounts and fees payable	(34,867)	291,598
(Decrease) in payables and accrued expenses	(158,730)	(1,419,977)
Increase in shares to be issued	271,917	-
NET CASH USED IN OPERATING ACTIVITIES	(1,581,372)	(3,494,491)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(83,154)
NET CASH USED IN OPERATING ACTIVITIES	-	(83,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,434,225	3,969,593
Proceeds for shares to be issued	134,630	-
Repayments of short term payables to related parties	(4,001)	(784,342)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,564,854	3,185,251

EFFECT OF FOREIGN CURRENCY TRANSLATION	(64,454)	(4,349)

DECREASE IN CASH	(80,972)	(396,743)

CASH AT THE BEGINNING OF THE PERIOD	162,825	761,365

CASH AT THE END OF THE PERIOD	$81,853	$364,622

SUPPLEMENTAL DISCLOSURES:

Non-cash Investing and Financing Activities:
Stock subscriptions to be issued in exchange for short term payables from related parties	$-	$(1,217,815)
Stock subscriptions to be issued in exchange for payables and fees from related parties	$-	$1,051,502

Stock subscriptions issued in exchange of consulting contract	$59,761	$893,259
	$59,761	$726,946

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

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
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

Revenue Recognition Policy

The Company recognizes revenue as the services are provided. The Company follows the guidelines in compliance with Staff Accounting Bulletin (SAB) 104. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. The Company has not earned any revenues during the three months periods and six months periods ended March 31, 2009 and 2008, respectively.

Advertising and Marketing Cost

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the three months period and six months period ended March 31, 2009 was $58,585 and $71,433 compared to $211,668 and $230,257 for the same periods in 2008, respectively.

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Duro Enzyme Solutions, Inc. – Canada and its five subsidiaries as well as EAPI Center Inc., is Canadian Dollar. The March 31, 2009 financial statements of the Company were translated to United States dollars using quarter-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transactions occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder’s equity as other comprehensive income or loss. Foreign currency transaction gains and losses are included in consolidated statements of operations and comprehensive loss. During the three months period and six months period ended March 31, 2009, the Company recorded foreign currency translation loss of $359,328 and $227,659 compared to translation gain of $17,386 and translation loss of $4,349 for the same periods of 2008, respectively.

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

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
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

NOTE 2:  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2009 (Unaudited)	September 30, 2008
Land	$608,219	$732,008
Office Furniture & Equipment	13,634	16,409
Computer Software	1,990	2,395
Website Engine	32,617	39,256
Capital Projects In Progress	116,479	127,666
	772,939	917,734
Accumulated depreciation	(8,263)	(6,735)
	$764,676	$910,999

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

Depreciation expense for the three months period and six months period ended March 31, 2009 was $743 and $1,528 compared to $693 and $1,345 for the same periods in 2008, respectively.

NOTE 3: RELATED PARTY TRANSACTIONS

The Company’s affiliates provide consulting and business advisory services to the Company on an ongoing basis. A total of $1,329,566 in fees were incurred and accrued in consultant services for the six months period ended March 31, 2009, by two (2) entities which are owned and controlled by a shareholder and creditor of the Company that SEC classifies as a promoter. This promoter was paid cash by the Company $1,235,800 for consulting services during the six months period ended March 31, 2009 from the proceeds from sale of Company’s common stock under Regulation S exemption. One of these two entities paid $7,709 in expenses on behalf of the Company for the six months period ended March 31, 2009. During the six months period ended March 31, 2009, one of the entities was paid cash of $4,001 in debt repayments from proceeds of the sale of the Company’s stock. These entities were paid 293,836 common shares of the Company valued at $52,491 in settlement of their debt repayment during the six months period ended March 31, 2009. Total amounts of short term advances payable to the companies controlled by this promoter at the end of March 31, 2009 were $564,181. These short term advances are for a one year term, interest bearing at 10% per annum, and convertible in whole or in part into shares of the common stock of the Company at the discretion of the debt holders, at fair market value of the common stock on the date of conversion.

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the six months period ended March 31, 2009, six (6) other related parties (Board Member, Officers, Management or affiliated companies) charged the Company $544,645 in consulting fees. Of the amounts billed to the Company by these related parties, $172,326 was paid in cash, $257,361 was settled by issuance of 1,600,000 common shares, and $66,708 will be settled by issuance of 187,500 common shares that have not been issued as of March 31, 2009. The total outstanding and unpaid balance payable to these related parties was $48,252 at March 31, 2009 and is included in short term advances payable to related parties in the accompanying financial statements.

NOTE 4:  COMMON STOCK TO BE ISSUED

The Company issues common stock to related parties and outside consultants as compensation for providing services to the Company and for cash received for subscription of common shares. The common stock is valued at the fair value of the common shares at the date of issuance. Common stock to be issued consists of the following:

Balance – September 30, 2007	$530,666
Stock issued for cash and services	(511,115)
Stock to be issued for services	620,835
Stock to be issued for subscription of shares	221,581
Stock to be issued for debt settlement	229,407
Balance – September 30, 2008	$1,091,374
Stock to be issued for services	229,696
Stock to be issued for subscription of shares	36,422
Stock to be issued for cash	140,430
Balance – March 31, 2009	$1,497,922

NOTE 5: COMMON STOCK

During the six months period ended March 31, 2009, the Company a) issued under private placements 6,769,589 shares of common stock on subscription agreements and exercise of 185,410 warrants for cash proceeds of $1,434,225, net of cost of raising capital of $163,248, b) received services from third parties valued at $247,250 for which the Company issued 1,250,000 common shares; c) issued 1,500,000 to the chief executive officer as signing bonus valued at $300,000, d) issued 293,836 common shares to related parties valued at $52,511 for debt settlement; e) agreed to issue shares to third parties for services valued at $263,917 and to a related party for services valued at $8,000; and f) agreed to issue 792,488 shares of common stock on subscription agreements for cash proceeds of $140,430. The common shares issued during the six months period ended March 31, 2009 were valued at their fair value on the date of issuance.

In connection with the common stock subscription agreements, the Company had issued warrants to purchase 46,655,433 shares of common stock expiring twelve months from the issuance of the common shares. During the six months period ended March 31, 2009, the Company issued warrants to purchase 6,759,179 shares of common stock, and warrant holders exercised warrants to purchase 185,410 common shares for cash payments of $74,164. The Company extended the terms of the warrants expiration date by twelve months from the date of issuance. Warrants outstanding at March 31, 2009 are as follows:

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Exercise Price	Warrants Issued
CDN $0.10	10,000
CDN $0.25	810,000
CDN $0.35	470,000
CDN $0.65	55,000
CDN $0.75	220,500
CDN $1.00	196,207
US $0.08	10,000
US $0.25	2,869,340
US $0.28	4,000
US $0.30	4,523,583
US $0.35	3,034,000
US $0.40	116,550
US $0.50	5,522,598
US $0.55	755,743
US $0.60	2,728,723
US $0.66	220,000
US $0.70	2,027,652
US $0.75	22,470,557
US $1.00	586,018
US $1.25	24,972
Total	46,655,433

NOTE 6: COMMITMENT AND CONTINGENCIES

Operating Lease Commitment

The Company leases office space from a third party under a month-to-month operating lease agreement. Monthly rent expense under the lease is $1,700 per month. Rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the lease property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Rent expense for the six months periods ended March 31, 2009 and 2008 was $7,067 and $9,495, respectively.

Employment Agreement

On October 1, 2008, the Company entered into an employment agreement with its President and Chief Executive Officer for a three year period, to provide salary, bonuses and other fringe benefits at the rate of $180,000 for the twelve months period ended October 31, 2009, $207,000 for the twelve months period ended October 31, 2010, and $238,050 for the twelve months period ended October 31, 2011. The Company also agreed to pay a signing bonus of $50,000 and 1,500,000 common shares upon signing of the employment agreement.

Future minimum salary commitments pursuant to the terms of the employment agreement are as follows:

Year Ending March 31,	Amount
2010	$ 191,250
2011	219,938
2012	138,863
$ 550,051

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Consulting Agreement

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

On October 1, 2008, the Company renewed a consulting agreement for one year with Mr. Chad Burback to serve as the Company’s Chief Financial Officer for a monthly consulting fee of $7,000 CDN (equal to approximately $5,632). Future minimum compensation commitments pursuant to the terms of the consulting agreement require the Company to pay $67,580 for the year ended September 30, 2009.

NOTE 7: GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss for the six months period ended March 31, 2009 of $2,419,860, cash used from operations of $1,581,372, a working capital deficiency of $1,843,513 and a shareholders’ deficit of $1,078,836 which raises a substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 8: SUBSEQUENT EVENTS

Subsequent to March 31, 2009, the Company sold 5,204,530 shares of common stock to accredited investors and received cash consideration of $524,636. In addition, the Company issued 50,000 shares of common stock valued at $5,000 in settlement of short term payables to related parties.

ITEM 2. ANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Form 10-Q constitute "forward-looking statements". These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-Q. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Report on Form 10-K and our current reports on Form 8-K.

As used in this Quarterly Report, the terms "we," "us," "our" and the “Company” mean Global 8 Environmental technologies, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

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

From November 2000 to December 2002, the Company was engaged in the business of developing technologies based on the production of natural stable enzymes and the development of various applications for those enzymes. Early in 2003, the Company undertook a reorganization of its corporate affairs in connection with a determination by its Board of Directors to pursue business opportunities in the areas of electronic computer entertainment, education, music and other areas of the entertainment industry.

In the second quarter of 2005, the Company’s Board of Directors determined that superior opportunities existed for it outside of the entertainment industry. As a result, the Company is no longer proceeding with its electronic entertainment business or with its planned web-based business with respect to natural agricultural, food and gardening products. The Company is now directing its business activities to seeking out opportunities in the field of waste management, focusing on inorganic and organic recycling technologies, environmental technologies and recycling technologies, renewable and alternative energy, and water treatment. The Company will seek a wide variety of environmentally positive technologies related to waste and energy, and will seek to form associations to exploit those technologies.

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

Marketing Environmental Technologies

The Company is exploring various opportunities to market environmental technologies through the development of its Environmental Technology Centers. Each of these Environmental Technology Centers is a facility that takes a four-element approach to use leading-edge technologies to handle and solve the environmental needs of communities. These four elements are Earth, Air, Fire, and Water.  Earth includes all aspects of waste management including collection, transportation, sorting and de-packaging, recycling and reuse and finally, disposal of residuals. The production of revenue-producing end products such as pellet fuel, biogas, ethanol, soil fertilizers, and recycle products is important to note. Air is focused on leading-edge technologies for air pollution reduction, reduction of greenhouse gases, and the production of green electricity through wind energy.  Fire further expands this focus on air quality enhancement in  communities by using technologies that capture and utilize methane gas from existing landfills and that reduce the use of carbon emitting fossil fuels by bringing in alternative energy from solar power, geothermal power, tidal power, bio-fuels and biogases and other appropriate hybrid electrical systems that may apply in the community. Lastly, Water employs technologies that use leading-edge solutions for water purification, wastewater treatment, seawater desalination and even cleanup of receiving waters where necessary.

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

PLAN OF OPERATION

The Company’s plan of operation for the next twenty-four months is summarized as follows:


The Company’s mission is to locate, integrate and implement its Environmental Technology Centers with the objective of creating a cleaner and healthier global environment and capitalizing on profitable opportunities for our shareholders. The Company is currently evaluating a number of projects in North America.

	The Company has retained HDR to conduct certain feasibility studies with respect to wind power alternative energy project opportunities in North America.


The Company intends to expand its operations throughout North America over the next 24 months; to that end, discussions are currently underway with a number of communities with the goal of creating regional Environmental Technology Centers that address all elements of the environment in those communities.


The Company intends to build a portable Environmental Technology Center to be housed in a standard highway trailer that will serve as a demonstration and educational tool to communities throughout North America.

Over the next twelve months, the Company estimates that it will require approximately $5,000,000 to pursue its stated plan of operation. Of this amount approximately, $2,500,000 will be comprised of overhead expenses. The actual amounts required will depend on whether the Company commences building waste facilities in North America or elsewhere in the next twelve months. Readers are cautioned that our actual expenditures and financial requirements during this period may be greater than or less than the amounts that we have estimated herein. The Company is also continuing to seek out new business opportunities, and may find new opportunities which have not been accounted for in the Company’s budget estimates.

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

Operating Costs and Expenses

Operating expenses for the three months period and six months period ended March 31, 2009 were $1,525,316 and $2,390,253 compared to $1,926,036 and $3,011,977 for the same periods in 2008. Operating expenses for the three months period and six months period ended March 31, 2009 decreased by $400,720 (21%) and $621,724 (21%) when compared to the same period in 2008, primarily due to decrease in advertising expenses of $153,082 (72%), decrease in consulting and professional fees of $33,915 (2%), decrease in investor relations and communications of $183,294 (97%) for the three months period ended March 31, 2009 and decrease in decrease in advertising expenses of $158,824 (69%), decrease in consulting and professional fees of $215,589 (9%), and decrease in investor relations and communications of $185,930 (96%) for the six months periods ended March 31, 2009, respectively.

Interest expense for the three months period and six months period ended March 31, 2009 was $14,466 and $29,606 compared to $650 and $1,605 for the same periods in 2008. Interest expense increased significantly primarily due to increase in short term advances payable to related parties for funds received for the purchase of the land as compared to the same period in 2008.

The Company expects its operating expenses to continue to increase significantly over the next twelve months as it continues to pursue its plan of operation. If the Company is successful in its efforts with respect to any or all portions of its plan of operation for the next twelve months, of which there is no assurance, the Company expects its operating expenses to increase even further.

Liquidity and Capital Resources

The Company’s principal capital requirements during the fiscal 2009 are to fund the internal operations and acquire profitable growth oriented businesses. The Company plans to continue to raise necessary funds by selling its own common shares to selected accredited investors and bringing in business partners whose contributions include the necessary cash. In view of low borrowing interest rates, the Company continues to actively pursue additional credit facilities with accredited investors and financial institutions as a means to obtain new funding. The Company’s management estimates that it currently does not have the necessary funds to operate for the next twelve months without raising additional capital.

As shown in the accompanying financial statements, the Company incurred a net loss of $2,419,860 for the six months ended March 31, 2009 as compared to a net loss of $3,013,582 for the same period in 2008. Additionally, the Company’s current liabilities exceeded its current assets by $1,843,513 at March 31, 2009. These factors and the Company’s inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about the Company's ability to continue as a going concern. Furthermore, the Company’s independent auditors have issued a going concern opinion on the Company’s audited financial statements for the fiscal year ended September 30, 2008 as the Company did not have sufficient funds available to operate for the next twelve months.

The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

Operating activities: Net cash used in operating activities during the six months ended March 31, 2009 amounted to $1,581,372 primarily due to the loss of $2,419,860 recorded by the Company, decrease in non-trade receivables of $14,338, decrease in prepaid expenses of $84,587, increase in accounts and fees payable of $34,867, decrease in payables and accrued expenses of $158,730, and increase in value of common shares to be issued of $271,917.

Financing activities: Net cash provided by financing activities during the six months ended March 31, 2009, amounted to $1,564,854 primarily due to receipt of $1,434,225 in cash proceeds from sale of its common shares and exercise of warrants by accredited investors and related parties, and net cash proceeds of $134,630 received for the common shares to be issued. The Company made cash payments of $4,001 in payment of short term advances to related parties during the six months period ended March 31, 2009.

The Company lost $64,454 in cash during the six months ended March 31, 2009 as a result of the effect of foreign currency translations.

Due to the above activities, the net decrease in cash amounted to $80,972 during the six months ended March 31, 2009. The Company’s cash and cash equivalents amounted to $81,853 as of March 31, 2009 compared to a cash balance of $162,825 September 30, 2008. The Company's working capital deficit amounted to $1,843,513 as of March 31, 2009 largely as a result of Company's accounts and fees payable of $786,494, payables and accrued expenses of $701,524 and short term payable to related parties of $612,433.

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

CRITICAL ACCOUNTING POLICIES

Effect of Fluctuations in Foreign Exchange Rates

The Company’s reporting currency is the US dollar and the functional currency is the Canadian dollar. Currently, the Company’s primary operations are located in Canada. Transactions in Canadian dollars have been translated into US dollars using the current rate method, such that assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenue and expenses are translated at the average rates of exchange during the appropriate fiscal period. As a result, the carrying value of the Company’s investments in Canada is subject to the risk of foreign currency fluctuations. Additionally, any revenues received from the Company’s international operations in other than US dollars will be subject to foreign exchange risk.

Revenue Recognition Policy

The Company recognizes revenue as the services are provided. The Company follows the guidelines in compliance with Staff Accounting Bulletin (SAB) 104. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. The Company has not earned any revenues during the three months period and six months period ended march 31, 2009 and 2008, respectively.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2009, the Company a) sold through a Regulation S offering, 5,408,863 shares of common stock to accredited investors for net cash proceeds of $782,949; b) issued 185,410 shares of common stock upon exercise of warrants for net cash proceeds of $74,164; c) issued 1,500,000 shares of common stock to the Chief executive officer of the Company as signing-in bonus, shares valued at $300,000; d) issued 1,250,000 shares of common stock to third parties for consulting and business advisory services, shares valued at $247,250; e) issued 273,676 common shares in satisfaction of an outstanding debt of $42,247 to a related party who under the Securities and Exchange Act of 1933 (the “Act”) may be deemed a “promoter.” All common stock sold during the three months ended March 31, 2009 were sold pursuant to exemption from registration under Regulation S and/or Section 4(2) of the Act.

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

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC.
(Formerly ORGANIC RECYCLING TECHNOLOGIES INC.)

Date: May 14, 2009	/s/ Javan Khazali
Name: Javan Khazali
Title: Chief Executive Officer and President

Date: May 14, 2009	/s/ Chad Burback
Name: Chad Burback
Title: Chief Financial Officer and Treasurer