Form 10-Q
period 2009-06-30
GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC.
filed 2009-08-14
CIK 1040227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2009

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

1101 Brushy Creek Road, Suite 2205, Cedar Park, Texas 78613
(Address of principal executive office) (Zip code)

(512) 826-4466
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
 Yes [ ] No [X]

As of August 7, 2009, there were 95,023, 237 shares of registrant’s common stock outstanding.

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC.

TABLE OF CONTENTS

Report on Form 10-Q
For the quarter ended June 30, 2009

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Global 8 Environmental Technologies, Inc.
(Formerly Organic Recycling Technologies, Inc.)
Consolidated Balance Sheets

ASSETS	June 30, 2009 (Unaudited)	September 30, 2008

CURRENT ASSETS:
Cash	$60,237	$162,825
Non-trade receivable	76,908	85,488
Prepaid expenses	88,171	188,524
Total current assets	225,316	436,837

PROPERTY & EQUIPMENT, NET	826,328	910,999

TOTAL ASSETS	$1,051,644	$1,347,836

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts and fees payable	$424,096	$446,944
Payable and accrued expenses	774,495	860,254
Due to related parties	274,090	374,417
Short term payables to related parties	736,309	669,740
Total current liabilities	2,208,990	2,351,355

TOTAL LIABILITIES	2,208,990	2,351,355

COMMITMENT & CONTINGENCIES	-	-

SHAREHOLDERS' DEFICIENCY:
Preferred stock, 40,000,000 shares authorized $0.001
par value, 0 shares outstanding	-	-
Common stock, 500,000,000 authorized, $0.001 par
value, 93,226,195 and 69,162,152 outstanding, respectively	93,226	69,162
Paid in capital	28,077,358	23,542,098
Common stock to be issued	787,616	1,091,374
Accumulated comprehensive loss	(636,623)	(425,549)
Accumulated deficit	(29,478,923)	(25,280,604)
Total shareholders' deficiency	(1,157,346)	(1,003,519)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$1,051,644	$1,347,836

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global 8 Environmental Technologies, Inc.
(Formerly Organic Recycling Technologies, Inc.)
Consolidated Statement of Operations (Unaudited)

	Three Months Periods Ended June 30,		Nine Months Periods Ended June 30,
	2009	2008	2009	2008

Revenues	$-	$-	$-		$-

Expenses
Advertising	61,008	61,454	132,442		291,711
Depreciation	832	932	2,360		2,277
Consulting and professional fees	1,658,666	1,242,695	3,914,841		3,714,460
Rent, utilities and telephone	14,659	18,443	31,597		89,172
Office and administration	6,037	5,031	26,924		15,405
Investor relations & communication	10,419	2,611	18,697		196,820
Travel, meals and entertainment	9,527	28,443	24,540		61,742
Insurance & licenses	-	146	-		146
Total expenses	1,761,149	1,359,755	4,151,401		4,371,732

Loss from operations	(1,761,149)	(1,359,755)	(4,151,401)		(4,371,732)

Other income (expense)
Interest expense	(17,311)	(699)	(46,917)		(2,304)
Total other income (expense)	(17,311)	(699)	(46,917)		(2,304)

Net loss	$(1,778,460)	$(1,360,454)	$(4,198,318)		$(4,374,036)

Other comprehensive income (loss)
Foreign currency translation adjustment	112,577	(29,845)	(115,083)		(34,194)
				$
Comprehensive loss	$(1,665,883)	$(1,390,299)	(4,313,401)		$(4,408,230)

Loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.05)		$(0.08)

Weighted average shares outstanding during the period
- basic and diluted	85,483,646	63,661,382	77,698,716		56,777,391

* Weighted average diluted number of shares are considered the same as basic weighted average number of shares as the effect of diluted securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global 8 Environmental Technologies, Inc.
Statement of Shareholders' Deficiency (Unaudited)
As of June 30, 2009

					Accumulated
					Other
	Common stock		Paid in	Common Stock	Comprehensive	Accumulated
	Shares	Amount	Capital	to be issued	Loss	Deficit	Total

Balance - September 30, 2008	69,162,152	$69,162	$23,542,098	$1,091,374	$(425,550)	$(25,280,605)	$(1,003,521)

Sale of stock for cash	17,976,219	17,976	3,056,521	-	-	-	3,074,498

Warrants exercised	185,410	185	73,979	-	-	-	74,164
Cost of raising capital	-	-	(302,002)	-	-	-	(302,002)
Shares issued to related party for services	1,500,000	1,500	298,500	-	-	-	300,000
Shares issued to third parties for cash and services	3,781,710	3,782	1,307,719	(874,172)	-	-	437,329
Shares to be issued to third parties for services	-	-	-	410,189	-	-	410,189
Shares to be issued for cash	-	-	-	152,225	-	-	152,225
Shares to be issued to related party for cash	-	-	-	8,000	-	-	8,000
Shares issued for settlement of debt to related parties	620,704	621	100,543	-	-	-	101,164
Foreign currency translation adjustment	-	-	-	-	(211,073)	-	(211,073)
Net loss	-	-	-	-	-	(4,198,318)	(4,198,318)
Balance - June 30, 2009	93,226,195	$93,226	$28,077,358	$787,616	$(636,623)	$(29,478,923)	$(1,157,346)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global 8 Environmental Technologies, Inc.
(Formerly Organic Recycling Technologies, Inc.)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Periods Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,198,318)	$(4,374,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,360	2,277
Stock issued to third parties for services	404,954	-
Stock to be issued to third parties for services	410,189	-
(Increase) Decrease in current assets:
(Increase) Decrease in non-trade receivables	8,580	(21,749)
(Increase) Decrease in prepaid expenses	100,353	(91,488)
Increase (Decrease) in current liabilities:
Increase (Decrease) in accounts and fees payable	(22,850)	447,704
(Decrease) in payables and accrued expenses	(103,345)	(305,681)
(Decrease) in due to related parties	(100,327)	-
Increase in shares to be issued	433,547	-
NET CASH USED IN OPERATING ACTIVITIES	(3,064,869)	(4,342,973)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(6,111)
Capital projects in progress	-	(106,130)
Software development cost	-	(40,309)
NET CASH USED IN INVESTING ACTIVITIES	-	(152,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	2,846,659	4,679,350
Proceeds for shares to be issued	152,225	76,039
Proceeds of short term notes from related parties	165,573	-
Repayments of short term notes to related parties	(5,190)	(814,938)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,159,267	3,940,451

EFFECT OF FOREIGN CURRENCY TRANSLATION	(196,988)	(66,381)

DECREASE IN CASH	(102,589)	(621,453)

CASH AT THE BEGINNING OF THE PERIOD	162,826	761,365

CASH AT THE END OF THE PERIOD	$60,237	$139,912

SUPPLEMENTAL DISCLOSURES:
Non-cash Investing and Financing Activities
Stock subscriptions to be issued in exchange for
short term notes from related parties	$-	$1,404,985

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

Advertising and Marketing Cost

The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the three months period and nine months period ended June 30, 2009 was $61,008 and $132,442 compared to $61,454 and $291,711 for the same periods in 2008, respectively.

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Duro Enzyme Solutions, Inc. – Canada and its five subsidiaries as well as EAPI Center Inc., is Canadian Dollar. The June 30, 2009 financial statements of the Company were translated to United States dollars using quarter-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts were translated at their historical exchange rates when the capital transactions occurred. Net gains and losses resulting from translation of foreign currency financial statements are included in the statements of stockholder’s equity as other comprehensive income or loss. Foreign currency transaction gains and losses are included in consolidated statements of operations and comprehensive loss. During the three months period and nine months period ended June 30, 2009, the Company recorded foreign currency translation gain of $112,577 and translation loss of $115,083 compared to a translation losses of $29,845 and $34,194 for the same periods of 2008, respectively.

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

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 ("FSP APB 14-1"), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)."  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, ”Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that FSP APB 14-1 will have on its consolidated results of operations or consolidated financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 as well as FSP FAS 115-2 and FAS 124-2. The Company will adopt the disclosure requirements of this pronouncement for the quarter ended August 31, 2009, in conjunction with the adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company will adopt the requirements of this pronouncement for the year ended September 30, 2009. The Company does not anticipate the adoption of SFAS 165 will have an impact on its consolidated results of operations or consolidated financial position.

Reclassification

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on the previously issued financial statements of the Company.

NOTE 2:  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2009 (Unaudited)	September 30, 2008
Land	$657,439	$732,008
Office Furniture & Equipment	14,738	16,409
Computer Software	2,151	2,395
Website Engine	35,257	39,256
Capital Projects In Progress	126,585	127,666
	836,170	917,734
Accumulated depreciation	(9,842)	(6,735)
	$826,328	$910,999

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

Depreciation expense for the three months period and nine months period ended June 30, 2009 was $832 and $2,360 compared to $932 and $2,277 for the same periods in 2008, respectively.

NOTE 3: RELATED PARTY TRANSACTIONS

The Company’s affiliates Milverton Capital Corporation and Sanclair Holdings Ltd. provide on an ongoing basis consulting and business advisory services to the Company. For the nine months period ended June 30, 2009, a total of $3,027,458 in consulting fees were billed and accrued in consultant services by these two (2) entities. These entities are owned and controlled by a shareholder and creditor of the Company that SEC classifies as a promoter. During the nine months ended June 30, 2009, Milverton was paid in cash $2,753,367 by the Company for consulting services and Sanclair’s balance of consulting fees amounting to $144,831 remained unpaid as of June 30, 2009. In addition, Milverton was paid cash in the amount of $6,000 and was issued 620,704 shares of common stock valued at $101,164 in satisfaction of its loan repayments.  Furthermore, Milverton also advanced the Company cash amounting to $183,154 during the nine months ended June 30, 2009. The Company paid cash to Milverton from the sale of Company stock under Regulation S.

On September 18, 2008, the Company acquired real estate from Dynasty Farms (Alta) Ltd., a related party, for a total consideration of $732,008. The Company agreed to issue 1,250,000 shares of common stock valued at $192,634 and executed a convertible promissory note for $539,374 bearing interest at 10% per annum, and payable over a 12 month period. The Company has not issued 1,250,000 shares of common stock to Dynasty Farms as of June 30, 2009.

Total amounts of short term loans payable to the related entities at June 30, 2009 were $736,309. These short term loans are payable over a one year term, interest bearing at 10% per annum, and convertible in whole or in part into shares of the common stock of the Company at the discretion of the note holders, at fair market value of the common stock on the date of conversion.

For the nine months ended June 30, 2008, seven (7) other related parties (Board Member, Officers, Management or affiliated companies) charged the Company $663,802 in consulting fees. Of the amounts billed to the Company by these related parties, during the nine months ended June 30, 2009, $219,080 was paid in cash of which $84,086 related to prior years, $365,217 was recorded in common stock to be issued, and the remaining unpaid balance payable to these related parties was $163,591 which is included in current liabilities in the accompanying financial statements at June 30, 2009.

The following is the summary of convertible notes payable and short term advances from related parties as of June 30, 2009 and September 30, 2008, respectively:

Related Parties	As of June 30, 2009 (Unaudited)	As of September 30, 2008
Convertible Note Payable:
Dynasty Farms (ALTA) Ltd.	$484,429	$539,374

Short Term Advances:
Sanclair Holdings Ltd.	100,087	111,439
Rene Branconnier	16,022	17,839
Milverton Capital Corporation	135,771	1,087
Other Affiliates	-	-
Total	$736,309	$669,739

The following is the summary of amounts due to the officers and affiliates as of June 30, 2009 and September 30, 2008, respectively:

	June 30, 2009 (Unaudited)	September 30, 2008
Related Party & Affiliates:
Officers	$122,584	$86,226
Affiliate	41,007	65,413
Sanclair Holdings Ltd.	144,831	222,777
Total	$163,591	$374,416

NOTE 4:  COMMON STOCK TO BE ISSUED

The Company issues common stock to related parties and outside consultants as compensation for providing services to the Company and for cash received for subscription of common shares. The common stock is valued at the fair value of the common shares at the date of issuance. Common stock to be issued consists of the following:

Balance – September 30, 2007	$530,666
Stock issued for cash and services	(511,115)
Stock to be issued for services	620,835
Stock to be issued for subscription of shares	221,581
Stock to be issued for debt settlement	229,407
Balance – September 30, 2008	$1,091,374
Stock issued for cash and services	(874,174)
Stock to be issued for services	418,189
Stock to be issued for subscription of shares	36,422
Stock to be issued for cash	152,225
Balance – June 30, 2009 (Unaudited)	$787,616

NOTE 5: COMMON STOCK

During the nine months period ended June 30, 2009, the Company a) issued under private placements 17,976,219 shares of common stock on subscription agreements and exercise of 185,410 warrants for cash proceeds of $3,148,662, net of cost of raising capital of $302,002, b) received cash and services from third parties valued at $437,329 for which the Company issued 3,781,710 common shares; c) issued 1,500,000 to the chief executive officer as signing bonus valued at $300,000, d) issued 620,704 common shares to related parties valued at $101,164 for debt settlement; e) agreed to issue shares to third parties for services valued at $410,189 and to a related party for services valued at $8,000. The common shares issued during the nine months period ended June 30, 2009 were valued at their fair value on the date of issuance.

In connection with the common stock subscription agreements, the Company had issued warrants to purchase 57,991,483 shares of common stock expiring twelve months from the issuance of the common shares. During the nine months period ended June 30, 2009, the Company issued warrants to purchase 18,032,008 shares of common stock, and warrant holders exercised warrants to purchase 185,410 common shares for cash payments of $74,164. The Company extended the terms of the warrants expiration date by twelve months from the date of issuance. Warrants outstanding at June 30, 2009 are as follows:

Exercise Price	Warrants Issued
CDN $0.10	10,000
CDN $0.25	810,000
CDN $0.35	470,000
CDN $0.65	55,000
CDN $0.75	220,500
CDN $1.00	196,207
US $0.08	10,000
US $0.25	9,053,870
US $0.28	4,000
US $0.30	4,523,583
US $0.35	3,034,000
US $0.40	116,550
US $0.50	5,522,598
US $0.55	755,743
US $0.60	2,728,723
US $0.66	220,000
US $0.70	2,027,652
US $0.75	27,622,067
US $1.00	586,018
US $1.25	24,972
Total	57,991,483

NOTE 6: COMMITMENT AND CONTINGENCIES

Operating Lease Commitment

The Company leases office space from a third party under a month-to-month operating lease agreement. Monthly rent expense under the lease is $1,700 per month. Rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the lease property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Rent expense for the nine months periods ended June 30, 2009 and 2008 was $21,574 and $9,441, respectively.

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

On October 1, 2008, the Company renewed a consulting agreement for one year with Mr. Chad Burback to serve as the Company’s Chief Financial Officer for a monthly consulting fee of $7,000 CDN (equal to approximately $5,799). Future minimum compensation commitments pursuant to the terms of the consulting agreement require the Company to pay $17,397 for the year ended September 30, 2009.

NOTE 7: GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss for the nine months period ended June 30, 2009 of $4,198,318, cash used from operations of $3,064,869, a working capital deficiency of $1,983,674 and a shareholders’ deficit of $1,157,346 which raises a substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 8: SUBSEQUENT EVENTS

Subsequent to June 30, 2009, the Company sold 1,447,960 shares of common stock to accredited investors and received cash consideration of $154,740. In addition, the Company issued 349,082 shares of common stock that were held in share subscriptions to be issued at June 30, 2009.

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

The environmental technology industry is highly competitive; however, opportunities exist for start-up companies that have strong connections with technology and financial partners and who have innovative technologies and solutions to address these various environmental challenges facing the world today. While the company has assembled a strong team of partners for the business, there is no guarantee of success in respect to the Company’s ability to conclude successfully any particular business venture that it may embark upon within the industry.

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

•
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

•
The Company entered into a cooperative joint venture agreement with China Tong Liao Baolong New Energy Ltd. to develop Environmental Technological Centers focused on wind energy conversion in the region of Tong Liao City, Inner Mongolia, China. The total investment of the joint venture company for the full build out of the installed capacity of the planned wind farms for up to 1,000 Megawatts, to be developed in phases, is anticipated to be $1.25 billion. All the conditions of the agreement have not been concluded and the Company anticipates the parties to complete the terms of the agreement in the near future.

•
The Company entered into a Joint Venture Agreement with Chongqing Jinxbeina Complete Equipment Import & Export Co. (CJCE) with respect to the construction of waste management facilities in China. The terms and the conditions pursuant to the Joint Venture Agreement with CJCE have not been completed due to the global economic changes and the project has been put on hold.  However, the parties intend to complete the terms and conditions in the near future.

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

Operating Costs and Expenses

Operating expenses for the three months period and nine months period ended June 30, 2009 were $1,761,149 and $4,151,401 compared to $1,359,755 and $4,371,732 for the same periods in 2008. Operating expenses for the three months period ended June 30, 2009 increased by $401,394 (29.5%) when compared to the same period in 2008, primarily due to increase in consulting and professional fees of $415,971 (33.5) relating to consultants in locating environmental projects worldwide. Operating expenses for the nine months period ended June 30, 2009 decreased by $220,331 (5.0%) when compared to the same period in 2008, primarily due to decrease in advertising expense of $159,269 (54.5%), decrease in investor relations and communications of $178,123 (90.5%), decrease in general and administrative expenses of $83,405 (50.1%) and increase in consulting and professional fees of $200,381 (5.4%).

Interest expense for the three months period and nine months period ended June 30, 2009 was $17,311 and $46,917 compared to $699 and $2,304 for the same periods in 2008. Interest expense increased significantly primarily due to increase in short term advances payable to related parties for funds received for the purchase of the land as compared to the same period in 2008.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $4,198,318 for the nine months ended June 30, 2009 as compared to a net loss of $4,373,036 for the same period in 2008. Additionally, the Company’s current liabilities exceeded its current assets by $1,983,674 at June 30, 2009. These factors and the Company’s inability to meet its debt obligations from current operations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about the Company's ability to continue as a going concern. Furthermore, the Company’s independent auditors have issued a going concern opinion on the Company’s audited financial statements for the fiscal year ended September 30, 2008 as the Company did not have sufficient funds available to operate for the next twelve months.

The Company’s forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

Operating activities: Net cash used in operating activities during the nine months ended June 30, 2009 amounted to $3,064,869 primarily due to the loss of $4,198,318 recorded by the Company, decrease in non-trade receivables of $8,580, decrease in prepaid expenses of $100,353, decrease in accounts and fees payable of $22,850, decrease in payables and accrued expenses of $103,345, decrease in amounts due to related parties of $100,327, and increase in value of common shares to be issued of $433,547.

Financing activities: Net cash provided by financing activities during the nine months ended June 30, 2009, amounted to $3,159,267 primarily due to receipt of $2,846,659 in cash proceeds from sale of its common shares and exercise of warrants by accredited investors, receipt of $165,573 in cash proceeds from related parties, and net cash proceeds of $152,225 received for the common shares to be issued. The Company made cash payments of $5,190 in payment of short term advances to related parties during the nine months period ended June 30, 2009.

The Company lost $196,988 in cash during the nine months ended June 30, 2009 as a result of the effect of foreign currency translations.

Due to the above activities, the net decrease in cash amounted to $102,589 during the nine months ended June 30, 2009. The Company’s cash and cash equivalents amounted to $860,237 as of June 30, 2009 compared to a cash balance of $162,825 September 30, 2008. The Company's working capital deficit amounted to $1,983,674 as of June 30, 2009 largely as a result of Company's accounts and fees payable of $424,096, payables and accrued expenses of $774,495 and short term payables to related parties of $736,309.

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

Revenue Recognition Policy

The Company recognizes revenue as the services are provided. The Company follows the guidelines in compliance with Staff Accounting Bulletin (SAB) 104. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. The Company has not earned any revenues during the three months period and nine months period ended June 30, 2009 and 2008, respectively.

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

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 ("FSP APB 14-1"), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)."  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, ”Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that FSP APB 14-1 will have on its consolidated results of operations or consolidated financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 as well as FSP FAS 115-2 and FAS 124-2. The Company will adopt the disclosure requirements of this pronouncement for the quarter ended August 31, 2009, in conjunction with the adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company will adopt the requirements of this pronouncement for the year ended September 30, 2009. The Company does not anticipate the adoption of SFAS 165 will have an impact on its consolidated results of operations or consolidated financial position.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2009, the Company a) sold through a Regulation S offering, 11,217,040 shares of common stock to accredited investors for net cash proceeds of $1,556,990; b) issued $1,883,991 shares of common stock to third parties for cash and services received by the Company in the prior periods; c) issued 637,719 shares of common stock to third parties for consulting and business advisory services, shares valued at $190,077; and d) issued 326,868 common shares in satisfaction of an outstanding debt of $48,652 to a related party who under the Securities and Exchange Act of 1933 (the “Act”) may be deemed a “promoter.” All common stock sold during the three months ended June 30, 2009 were sold pursuant to exemption from registration under Regulation S and/or Section 4(2) of the Act.

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

GLOBAL 8 ENVIRONMENTAL TECHNOLOGIES, INC.
(Formerly ORGANIC RECYCLING TECHNOLOGIES INC.)

Date: August 14, 2009	/s/ Julio Ferreira
Name: Julio Ferreira
Title: Chief Executive Officer and President

Date: August 14, 2009	/s/ Chad Burback
Name: Chad Burback
Title: Chief Financial Officer and Treasurer